Form 10-K
period 2014-03-31
WINHA INTERNATIONAL GROUP LTD
filed 2014-07-15
CIK 1584057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended March 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  333-191063

WINHA International Group Limited

(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Yihe Center
5 Xinzhong Avenue, Suite 918
Shiqi District, Zhongshan
People’s Republic of China 528400	528400
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +86 (760) 8896-3655

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates computed by reference to the closing price as of the last business day of the quarterly period ended September 30, 2013 was none.

As of July 9, 2014, the registrant had 49,989,500 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

i

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “goal,” “intend,” “plan,” “project,” “seek,” “target,” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to certain factors that could cause actual results to differ materially from those anticipated in such statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

ii

PART I

Item 1.     Business.

In this Annual Report on Form 10-K, the terms “WINHA,” “Company,” “we,” “us,” and “our,” refer to WINHA International Group Limited, and its wholly-owned subsidiary C&V International Holdings Company Limited (“C&V International”), C&V International’s wholly-owned subsidiary WINHA International Investment Holdings Company Limited (“WINHA International”), WINHA International’s wholly-owned subsidiary Shenzhen WINHA Information Technology Company, Ltd. (“Shenzhen WINHA”), Shenzhen WINHA’s variable interest entity Zhongshan WINHA Electronic Commerce Company Limited (“Zhongshan WINHA”), and Zhongshan WINHA’s subsidiary Zhongshan WINHA Supermarket Limited (“Zhongshan Supermarket”).

Overview

WINHA retails local specialty products from different regions across China through its self-operated physical store, website, mobile store, set-top boxes for television sets, and also carries on wholesale of the products to a regional distributor. Our innovative business model utilizes a multi-channel shopping platform to sell locally-produced food, beverages, and arts and crafts that are well-known across China. Through our shopping platform, we provide customers with access to a large variety of local products that can traditionally only be found in local stores or markets in specific regions.

Our vision is to promote different local cultures and traditions that exist throughout China, while bolstering local economies and raising people’s awareness of each region’s cultural heritage.

Our Corporate History and Structure

WINHA International was incorporated in Nevada on April 15, 2013. We operate our business in China through Zhongshan WINHA, a variable interest entity of us. We expect that virtually all of our revenue, once generated, derives from Zhongshan WINHA. On August 1, 2013, we obtained the controlling interest of Zhongshan WINHA via Shenzhen WINHA through a series of contractual arrangements executed on August 1, 2013, including:

☐	exclusive business cooperation agreement, through which Zhongshan WINHA appoints Shenzhen WINHA as its exclusive services provider to provide Zhongshan WINHA with comprehensive services and the service fee shall be determined by the parties through negotiation. In addition, Zhongshan WINHA grants Shenzhen WINHA an irrevocable and exclusive option to purchase from Zhongshan WINHA at Shenzhen WINHA’s sole discretion, any or all of the assets and business of Zhongshan WINHA at the lowest purchase price permitted by PRC law. Unless terminated due to the failure to renew the operation term of Shenzhen WINHA or Zhongshan WINHA as such application to renew the operation term is not approved by competent government authorities or terminated in writing by Shenzhen WINHA, this agreement shall remain effective;

☐	exclusive option agreements executed by Shenzhen WINHA, Zhongshan WINHA and each shareholder of Zhongshan WINHA, according to which Shenzhen WINHA has an irrevocable and exclusive right to purchase the equity interests in Zhongshan WINHA at Shenzhen WINHA’s sole and absolute discretion to the extent permitted by Chinese laws. The purchase price of all of the equity interest of Zhongshan WINHA held by each of its shareholders is equal to the loan borrowed by each shareholder of Zhongshan WINHA from Shenzhen WINHA. These agreements shall remain effective until all equity interests held by each shareholder of Zhongshan WINHA in Zhongshan WINHA have been transferred or assigned to Shenzhen WINHA and/or any other person designated by Shenzhen WINHA in accordance with these agreements;

☐	loan agreements, pursuant to which Shenzhen WINHA extends a loan to each shareholder of Zhongshan WINHA respectively and the loan shall be repaid by the shareholders by transferring all equity interest in Zhongshan WINHA to Shenzhen WINHA, and any proceeds herefrom shall be used to repay the loan to Shenzhen WINHA. These agreements shall expire upon the date of full performance by each party of their respective obligations under these agreements unless Shenzhen WINHA exercises its right to terminate these agreements due to any material breach of these agreements by any shareholder of Zhongshan WINHA;

☐	equity interest pledge agreements, pursuant to which each shareholder of Zhongshan WINHA pledges all of his/her equity interest in Zhongshan WINHA and all of the equity interest hereafter acquired by him/her in favor of Shenzhen WINHA to secure Zhongshan WINHA and its shareholders’ obligations under these contractual arrangements and, if Zhongshan WINHA or any of its shareholders breach any of their contractual obligations under these arrangements, Shenzhen WINHA will be entitled to exercise the pledge. These agreements shall remain effective until all Parties have performed their respective obligations under these agreements or Shenzhen WINHA exercises its right to terminate these agreements due to any material breach of these agreements by Zhongshan WINHA or any of its shareholders. We have filed all application documents and completed the registration procedure with competent local authority on October 23, 2013. The additional capital contribution of RMB 1,000,000, or approximately $164,204 made to Zhongshan WINHA by the stockholders of Zhongshan WINHA, was registered with Zhongshan Bureau Administration for Industry and Commerce on November 5, 2013. Also, on December 27, 2013 we completed the amendment to the registration of equity interest pledge on due to such additional capital contribution;

☐	powers of attorney executed by each shareholder of Zhongshan WINHA who appoints Shenzhen WINHA to be its attorney-in-fact, and to vote on its behalf on all the matters concerning Zhongshan WINHA that may require shareholders’ approval. These powers of attorney shall be irrevocable and continuously effective and valid upon execution during the period that the undersigned remain shareholders of Zhongshan WINHA; and

☐	spousal consent letters executed by spouses of certain shareholders of Zhongshan WINHA, acknowledging that a certain percentage of the equity interest in Zhongshan WINHA held by those spouses will be disposed of pursuant to the exclusive option agreement and the equity interest pledge agreement.

As a holding company, our ability to pay dividends depends upon dividends paid to us by our wholly owned subsidiaries, Shenzhen WINHA and Shenzhen WINHA through these arrangements became the primary beneficiary of and consolidated with its variable interest entity, Zhongshan WINHA. According to the exclusive business cooperation agreement, Shenzhen WINHA shall provide Zhongshan WINHA with comprehensive services as its exclusive services provider and Shenzhen WINHA is entitled to receive service fee from Zhongshan WINHA each month, which shall be determined by the parties through negotiation after considering complexity, difficulty, contents, value of the services and other considerations. In that way, we could be able to receive economic benefits generated from Zhongshan WINHA. Although we may not receive all of Zhongshan WINHA’s revenues upon the exclusive business cooperation agreement, we are considered the primary beneficiary of and have the controlling interest of Zhongshan WINHA through the contractual arrangements.

However, if Zhongshan WINHA and its shareholders fail to perform their obligations under the contractual arrangements, or if we suffer significant delay or other obstacles in the process of enforcing these contractual arrangements, or if legal remedies under the PRC law that we rely on are not available or effective, our business and operations could be severely disrupted, which could materially and adversely affect our results of operations, revenue generated in the PRC and damage our reputation, which could materially and adversely affect our results of operations and our ability to generate revenue in the PRC and damage our reputation. Further, if the Company is deemed to have lost control of Zhongshan WINHA, we may not able to continue to consolidate Zhongshan WINHA’s financials. As a result, we may be unable to pay any dividend to our shareholders and the price of our common stock may drop drastically which could cause our shareholder to experience severe loss in their investment in our Company. See a more detailed discussion of the relevant risks under the heading “RISK FACTORS” beginning on page 8.

Furthermore, current PRC regulations permit our PRC subsidiary to pay dividends to us only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our subsidiary in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. These reserves are not distributable as cash dividends. Furthermore, if our subsidiary in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us. As a result, there may be limitations on the ability of our PRC subsidiary to pay dividends or make other investments or acquisitions that could be beneficial to our business or otherwise fund and conduct our business.

On August 1, 2013, Chung Yan Winnie Lam, our President and sole director as well as the sole shareholder of PILOT International, entered into a Share Transfer Agreement with Zening Lai, the director of PILOT International, pursuant to which Ms. Lam agreed to grant to Ms. Lai an Option to purchase 100% of the outstanding ordinary shares of PILOT International currently held by Ms. Lam in three installments, provided that WINHA achieves certain performance thresholds in each given time period. On August 1, 2013, Ms. Lam entered into a Power of Attorney with Ms. Lai to grant Ms. Lai as her agent, attorney and proxy to exercise any and all shareholder rights with the same powers in respect of all the shares of PILOT International on any and all matters on behalf of Ms. Lam.

Pursuant to the Share Transfer Agreement and Power of Attorney, as well as the contractual control of Zhongshan WINHA by the Company (the “Restructuring”), Ms Lai, who also had controlling interest of Zhongshan WINHA with ownership of 70.2% of its shares, was deemed to have retained financial controlling interests in the combined entity, and the combined entity remained under common control. As a result, the Restructuring was accounted for as a combination of entities under common control.

On December 5, 2013, Zhongshan WINHA as the 90% equity holder and a non-affiliate party as the 10% equity holder, formed Zhongshan Supermarket in Guangdong, China. Zhongshan Supermarket was formed to operate the storefront in Guangdong Province.

Corporate Structure

The following chart demonstrates our current corporate structure.

(1)	Zhongshan WINHA was acquired by the Company through contractual arrangements on August 1, 2013. Such arrangements include an exclusive business cooperation agreement, exclusive option agreements, loan agreements, share pledge agreements, powers of attorney and spousal consents.

(2)	The shareholders of Zhongshan WINHA are Zening Lai (70.2%), WanfangZhong (4.9%), QifangZhong (4.9%), Fang Tian (4.5%), Hong Cui (4.8%), Zhifei Huang (4.6%), Wenliang Zhou (3.5%) and Yun Teng (2.6%).

Our Business Model

We market and sell the local specialty goods to customers through four retail channels: self-operated physical store, online store, mobile store, set-top box store and one wholesale channel: a regional distributor. Our revenue comes from the sales of local specialty goods made through these channels.

Self-operated Physical Store. Self-operated Physical Store. We established a self-operated storefront in December 2013 in Zhongshan city in China. In addition, we established three self-operated storefront in the second quarter of 2014. Our self-operated storefront retails local specialty goods to customers.

Online Store. Consumers may access our products at our website www.winha.com. Our goal is to build our website into a one-stop shop for local specialty products of all kinds. We are working to recruit employees in areas such as graphic design, photography, and business administration.

Mobile Store. We unveiled the mobile store at the end of August 2013. Our mobile store is searchable on WeChat, a social network platform that is developed by Tencent and has gained its popularity among China-based smart phone users. We worked with a third-party developer in creating consents for the mobile store, and obtained a public account with WeChat that so that our mobile store can be searched and “friended” by the public at large. Our mobile store has two segments, introductory pages of local cultures throughout China and a virtual store that provides exclusive deals, such as free samples and special discounted items.

Below is a series of graphical information showing a virtual shopping experience through our mobile store.

Search for WINHA Our users can find WINHA’s WeChat page through WeChat’s search engine with the keyword “WINHA.”

4

Subscribe Our users can then subscribe to WINHA’s WeChat page, which contains a brief description of WINHA’s products and services.

Subscribe Our users may choose to receive updates or unsubscribe from WINHA’s WeChat Page

Browse for Products Our mobile home page allows users to browse products, and learn about the historical background of our many featured products and the local regions they come from across China.

Complete Purchase Our users can select desired products, add them to a cart, and enter payment information to complete purchases.

Mobile Store Push Notifications

We periodically send our Registered Members push notifications regarding featured products and sales items, with a direct link for them to easily review and purchase. Our push notifications also provide our Registered Members with information about different local Chinese cultures and a variety of specialty goods, as well as direct links to items on sales and featured items.

Set-Top Box Store. Customers can browse our products on a television set (TV) screen if they choose to install a pre-programmed set-top box on their TVs. A set-top box turns a TV into a display device, and customers with a set-top box pre-programmed with our product information can view and select products and complete purchase on a TV screen, among other functions of set-top boxes such as accessing internet web pages, streaming videos and movies, and playing games. We have worked with a third-party developer and completed programming our store of local specialty products into set-top boxes. We plan to make our set-top boxes available for purchase at our self-operated stores.

Wholesale . We utilize a regional distributor in Hunan province to promote our products to local retail stores. We are in the trial stage of the wholesale channel and yet to decide if we plan to engage additional regional distributors.

Consignment sales. We also sell merchandizes under consignment arrangements at our self-operated storefronts. We pay the consignors only after the consigned goods are sold, and we are allowed to return the unsold consigned goods to the consignors with no charge. We only sell two types of consigned goods at this stage.

VIP Club Program

At our existing and any future self-operated physical retail store(s) in Guangdong Province, we offer prepaid cards to customers for purchase. The prepaid cards are only available for purchase at our self-operated physical store(s) in Guangdong Province, not any of our online, mobile, and set-top box stores. Customers can use the prepaid cards to purchase local specialty products at all of our self-operated physical retail store(s), online, mobile or set-top box stores. In connection with prepaid card sales, we offer club memberships (VIP Club Memberships”) to qualified VIP customers (the “VIP Club Members). To receive one VIP Club Membership, a customer is required to purchase at once prepaid cards in an amount of RMB 30,000 (approximately US $4,958) and, recruit 30 registered members (the “Registered Members”) to our self-operated physical store(s). Registered Members receive special promotions and discounts as do VIP Club Members, but unlike VIP Club Members, they do not have to meet the thresholds of prepaid card purchase or member recruiting and are not entitled to profit sharing discussed below. We plan to grant up to 2,500 VIP Club Memberships at the self-operated physical retail store(s) in total. Each individual customer can receive up to three VIP Club Memberships. In return for joining the VIP club, the VIP Club Members receive in cash each quarter, a total of 40% of the quarterly net income of all of our self-operated physical retail store(s) in Guangdong Province on an aggregated basis, if these self-operated physical retail store(s), on an aggregated basis, record net income (under the U.S. GAAP standard) for that quarter. The cash award is distributed within 15 calendar days after each quarter end among the VIP Club Members pro rata according to the number of their membership(s). If any adjustment is made to the net income amount of the self-operated physical retail store(s) after the review or audit by our auditor, we reflect the difference in the next immediate distribution. In addition, when a VIP Club Member refers a new member to the VIP club, the referrer is awarded in the form of prepaid cards, 10% of the amount that the referee spends on his or her first-time purchase.

This VIP Club Membership program is designed to improve the cash flow of our self-operated physical retail store(s) at the development stage and enhance their operating performance in the long run by utilizing the VIP club members as a marketing force. Both “net income” and “referral” awards are treated as promotional expenses to promoting self-operated physical retail store(s).

Because the Company is in a development stage, it has incurred considerable expenses with very limited revenue. As a result, the Company has historically reported a net loss and is currently operating on a going concern basis. The Company’s expenses at this stage are principally professional fees, relating to organizing the Company and its subsidiaries. Our self-operated physical retail store(s), which are controlled and managed by Zhongshan Supermarket, is not expected to incur substantial expenses of professional fees as the Company does, and rather, they are only expected to incur costs of sales, operating and other expenses in line with revenues generation. Therefore, we expect that when the self-operated physical retail stores(s) record net income there will most likely be positive cash flow to fund the distribution to our VIP Club Members. If the self-operated physical retail stores(s) encounter insufficient cash and cash equivalents to fund the distribution of cash awards, the shareholders of Zhongshan Supermarket will fund the distribution pro rata in accordance with their shareholdings. However, they are not under any contractual obligations to do so. If any distribution due is not promptly funded, we may face legal actions taken by the VIP Club Members and the operation of our self-operated physical retail store(s) may be severely disrupted.

About Franchise Model

Our management originally incorporated physical franchise stores as one of the Company’s distribution channels. From April 2013 to December 2013, we had six franchise stores and were once in discussions to open 12 more. We collected a website construction and maintenance from each contracted franchise stores and provided advice to the franchisees with respect to store decoration and layout, marketing materials, and employee training and management. We did not take commissions from the sales made at our franchise stores. In November 2013, we ceased our efforts to further develop any franchise stores because we do not meet all of the prerequisites for a commercial franchisor under the PRC laws, which include ownership of at least two self-operated storefronts that have been in operation for at least one year within China. To become compliant with the PRC laws and regulation of commercial franchise, we established one self-operated storefront in December 2013 and established three additional self-operated storefront in the second quarter of 2014. We estimate that we could satisfy the requirements under PRC laws and regulations related to commercial franchising within the first quarter of 2015. Meanwhile, the management has decided to unwind the six existing franchise stores and keep the Company’s physical distribution channel free of franchise stores until we are fully in compliance with the PRC laws and regulation of commercial franchise. Therefore, in December 2013 we terminated all the existing franchise agreements and refunded the collected website construction and maintenance fees. After removing the franchise stores, we exclusively rely on direct suppliers to source our products. We believe that our current supply relationship with over 50 direct suppliers across 15 provinces will provide us a healthy and stable supply networks. We also believe that the self-operated store will help to promote our virtual stores to customers and brand our Company.

Though the Company initially began to open up self-operated storefronts to satisfy the regulatory requirements under the PRC laws and regulations for engaging in commercial franchise operation, management has been exploring the advantages of self-operated stores and intend to integrate self-operated stores into the Company’s multi-channel distribution platform. Once the Company becomes a qualified commercial franchisor under the PRC laws, management plans to review the plan for opening up franchise stores.

Products

We offer a broad array of specialty products, including locally-produced food and beverages as well as locally-sourced arts and crafts for sale through our self-operated store, website, mobile store, set-up box store and wholesale distributor.

Supply and Distribution

We rely on direct suppliers across the country to supply products to us. We have established supply relationship with over 50 direct suppliers across 15 provinces. We intend to expand the supply chain by around 300 direct suppliers in the next twelve months.

We plan to develop a logistics system that integrates delivery and inventory control systems. Under this system, a sales order will be automatically filled and delivered from a most cost-effective location, whether it is our self-operated store or the Company’s headquarter. We use express mail service to deliver all orders within seven business days.

Quality Control

We control our product quality by requiring pre-approval for any item to be sold in a store, online and through our mobile application and set-top boxes. In order for products to be marketed and sold by us, we ask suppliers to ship samples of product to our company headquarter for quality and safety inspection. In addition, for each order through our website, mobile store and set-top box store, our customer service staff follows up with the customer to obtain feedback regarding the quality of our products and services. We remove any item receiving three or more complaints within a month and we only re-list such item if it passes our further inspection.

Our Industry

China has developed rapidly in the last two decades and its GDP has been growing at a steady rate for the last ten years. In 2012, China’s total GDP reached approximately USD$8 trillion, making it the second largest economy in the world. This attractive economic outlook is also evident in the tourism industry. In 2012, total revenue from the tourism industry alone is estimated at USD 419 billion (RMB 2,570 billion), representing a 14% increase from the previous year.

With nearly 5,000 years of history and 56 ethnic groups, China is known for its large population, abundant resources and diverse locally-produced specialty goods. As China covers almost 9.6 million square kilometers of land, the variation of climate and environment nourished many distinct local folk cultures and traditions that produced myriad local specialty goods.

Since the turn of the century, as the living standard in China has drastically improved, the demand for diversified consumer products has been on the rise every year. Specialty goods, which reflect local cultures, history, and tradition, have become increasingly popular gifts for families and friends. However, due to factors such as limited business investment, incomplete infrastructure in certain rural areas, low brand awareness, lack of sales channels and ineffective marketing, the local specialty product business is still at its early stage.  In addition, with the goal to promote local cultures, China’s State Council has been actively working to stimulate domestic demand for local specialty goods.

Competitive Advantages

We are a development stage company. A number of our competitors, including Taobao, Gongtianxia.com and Techan.com, are established and have greater resources than we do. We believe all e-commerce segments in China compete on the basis of price, product quality, brand identification and customer service. Our competitive strategy is to implement our innovative business model of selling local specialty goods retail on a shopping platform that utilizes both physical stores and virtual stores and integrate traditional physical stores into the supply chain of the virtual stores.

Development Cost of Our Website

We incurred website development cost for our online store of approximately $30,773 from inception to March 31, 2014.

Government Regulation

Foreign Exchange Regulation Relating to Foreign Invested Enterprises

Under current Chinese regulations, RMB are freely convertible for trade and service-related transactions denominated in foreign currency, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions, but not for direct investment, loans, repatriation of investments or investments in securities outside China without the prior approval of the SAFE or its local branches. In May 2013, SAFE promulgated SAFE Circular 21 which provides for and simplifies the operational steps and regulations on foreign exchange matters related to direct investment by foreign investors, including foreign exchange registration, account opening and use, receipt and payment of funds, and settlement and sales of foreign exchange.

Foreign-invested enterprises in China may execute foreign exchange transactions without the SAFE approval for trade and service-related transactions denominated in foreign currency by providing commercial documents evidencing these transactions. Foreign exchange transactions related to direct investment, loans and investment in securities outside China are still subject to limitations and require approval from the SAFE.

Furthermore, on August 29, 2008, the SAFE issued the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or Circular 142. Pursuant to Circular 142, RMB capital derived from the settlement of a foreign-invested enterprise’s foreign currency capital must be used within the business scope approved by the applicable government authority and cannot be used for domestic equity investment, unless specifically provided for otherwise. Documents certifying the purposes of the settlement of foreign currency capital into RMB, including a business contract, must also be submitted for the settlement of such foreign currency. In addition, foreign-invested enterprises may not change how they use such capital without the SAFE’s approval and may not in any case use such capital to repay RMB loans if they have not used the proceeds of such loans. Violation of Circular 142 can result in severe penalties, including heavy fines as set forth in the Foreign Exchange Administration Rules. The SAFE promulgated a circular on November 9, 2010, or Circular 59, which tightens the regulation over settlement of net proceeds from overseas offerings like this offering and requires that the settlement of net proceeds must be consistent with the description in the prospectus for the offering. Furthermore, the SAFE promulgated the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses, or Circular 45, on November 9, 2011, which expressly restricts a foreign-invested enterprise from using RMB converted from its registered capital to provide entrusted loans or repay loans between non-financial enterprises. Circular 142, Circular 59 and Circular 45may significantly limit our ability to transfer the net proceeds from this offering to our PRC subsidiary and convert the net proceeds into RMB, which may adversely affect our liquidity and our ability to fund and expand our business in the PRC.

Regulations on Dividend Distributions

The principal regulations governing dividend distributions of wholly foreign owned companies include: the Companies Law (2005), the Wholly Foreign Owned Enterprise Law (2000), and the Wholly Foreign Owned Enterprise Law Implementing Rules (2001).

Under these regulations, wholly foreign owned companies in China may pay dividends only out of their accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. In addition, wholly foreign owned companies are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds, until the aggregate amount of these funds reaches 50% of the company’s registered capital. Wholly foreign owned companies may, at their discretion, allocate a portion of their after-tax profits based on PRC accounting standards to staff benefits and bonus funds. These reserve funds and staff benefits and bonus funds are not distributable as cash dividends.

Regulations Relating to Internet Information Services and Content of Internet Information

According to the Administrative Measures on Internet Information Services, or the Internet Measures issued in September 2000 by the State Council to regulate the provision of information services to online users through the internet, our business conducted through our winha.com website involves operating commercial internet information services, which requires us to obtain a value-added telecommunications business license, or an ICP license. If an internet information service provider fails to obtain an ICP license, the relevant local telecommunications administration authority may levy fines, confiscate its income or even block its website.

According to the Administrative Provisions on Foreign-Invested Telecommunications Enterprises promulgated by the State Council in December, 2001 and revised in September, 2008, foreign investors cannot hold more than 50% equity interest in a value-added telecommunications services provider. The Circular on Strengthening the Administration of Foreign Investment in and Operation of Value-added Telecommunications Business promulgated by the Ministry of Industry and Information Technology of the People's Republic of China in 2006, or the MIIT Circular, requires foreign investors to set up foreign invested enterprises and obtain an ICP license to conduct any value-added telecommunications business in China. Under the MIIT Circular, a domestic company that holds an ICP license is prohibited from leasing, transferring or selling the license to foreign investors in any form, and from providing any assistance, including providing resources, sites or facilities, to foreign investors that conduct value-added telecommunications business illegally in China. We hold our ICP license through Zhongshan WINHA due to the above restrictions. Zhongshan WINHA currently holds an ICP license issued by Guangdong Province Communications Administration, a local branch of the Ministry of Information Industry. Our ICP license will expire in July 2018 and we will renew such license prior to its expiration date. The additional capital contribution of RMB 1,000,000, or approximately $164,204 made to Zhongshan WINHA by the stockholders of Zhongshan WINHA, was registered with Zhongshan Bureau Administration for Industry and Commerce on November 5, 2013. Also, on December 27, 2013 we completed the amendment to the registration of equity interest pledge on due to such additional capital contribution. Our ICP license is required to be amended as to such change on the registered capital of Zhongshan WINHA according to the Internet Measures. Such amendment procedure was completed in the end January 2014.

In May 2010, the State Administration for Industry and Commerce issued the Interim Measures for the Trading of Commodities and Services through the Internet effective in July 2010, which requires internet service providers that operate internet trading platforms to register and verify online shop owners’ identities along with their business credentials, establish mechanisms to ensure safe online transactions, protect online shoppers’ rights, and prevent the sale of counterfeit goods. We are subject to this rule as a result of our operation of the www.winha.com.

Regulations Relating to Privacy Protection

As an internet information provider, we are subject to regulations relating to protection of privacy. Under the Internet Measures, internet information providers are prohibited from producing, copying, publishing or distributing information that is humiliating or defamatory to others or that infringes the lawful rights and interests of others. Internet information providers that violate the prohibition may face criminal charges or administrative sanctions by PRC security authorities. In addition, relevant authorities may suspend their services, revoke their licenses or temporarily suspend or close down their websites.  We believe that we are currently in compliance with these regulations in all material aspects.

Regulations on Advertising Business

The State Administration for Industry and Commerce, or SAIC, is the government agency responsible for regulating advertising activities in China. Regulations governing advertising business mainly include: Advertisement Law of the People’s Republic of China promulgated by the Standing Committee of the National People’s Congress on October 27, 1994 and went into effect on February 1, 1995; Administrative Regulations for Advertising promulgated by the State Council on October 26, 1987 and went into effect on December 1, 1987; and Implementation Rules for the Administrative Regulations for Advertising promulgated by the State Council on January 9, 1988 and amended on December 3, 1998, December 1, 2000 and November 30, 2004 respectively.

Regulations on Commercial Franchising

Franchise operations are subject to the supervision and administration of MOFCOM, and its regional counterparts. Such activities are mainly regulated by the Regulations for Administration of Commercial Franchising promulgated by the State Council on February 6, 2007, effective as of May 1, 2007. Under the above applicable regulation, commercial franchising refers to the business activities where an enterprise that possesses the registered trademarks, enterprise logos, patents, proprietary technology or any other business resources allows such business resources to be used by another business operator through contract and the franchisee follows the uniform business model to conducts business operation and pays franchising fees according to the contract. The above applicable regulation provides that a franchisor must have certain prerequisites including a mature business model, the capability to provide long-term business guidance and training services to franchisees and ownership of at least two self-operated storefronts that have been in operation for at least one year within China. Franchisors engaged in franchising activities without satisfying the above requirements may be subject to penalties such as forfeit of illegal income, imposition of fines ranging from RMB 100,000 to RMB 500,000, and may be bulletined by the MOFCOM or its local counterparts. Franchisors are generally required to register franchise contracts with the MOFCOM or its local counterparts, and our failure to carry out record-filing with MOFCOM or its counterparts may result in penalties such as fines ranging from RMB 10,000 to RMB 100,000. Such noncompliance may also be bulletined.

Due to our six franchise stores existed until December 2013, we were likely recognized as a commercial franchisor for authorizing other business entities to use our trademark and adopting a uniform business model. We did not own two self-operated storefronts that have been in operation for one year or longer and have not carried out record-filing with MOFCOM or its counterparts when we had the franchise stores. Therefore, we may be subject to penalties such as forfeit of illegal income, imposition of fines from RMB 10,000 to RMB 500,000 and may be bulletined by MOFCOM or its local counterparts. However, we are arranging to establish two or more self-operated storefronts and will attempt to carry out record-filing with MOFCOM or its local counterparts after our self-operated storefronts operate for one year. We are looking for appropriate premises for our self-operated stores currently and have established one self-operated storefront in December 2013. We will probably establish another one in the first quarter of 2014. We estimate that we could satisfy the requirements under PRC laws and regulations related to commercial franchising within the first quarter of 2015.

Regulations on Product Liability and Consumers Protection

Product liability claims may arise if the products sold have any harmful effect on the consumers. The injured party may claim for damages or compensation. The Product Quality Law of the PRC, which was enacted in 1993 and amended in 2000, strengthens the quality control of products and protects consumers’ rights and interests. Under this law, manufacturers and distributors who produce or sell defective products may be subject to confiscation of earnings from such sales, revocation of business licenses and imposition of fines, and in severe circumstances, may be subject to criminal liability.

The Law of the PRC on the Protection of the Rights and Interests of Consumers was promulgated on October 31, 1993 and became effective on January 1, 1994 to protect consumers’ rights when they purchase or use goods or services. All business operators must comply with this law when they manufacture or sell goods and/or provide services to customers.

The Tort Law of the PRC effective on July 1, 2010 requires that when the product defect endangers people’s life or property, the injured party may hold the producer or the seller liable in tort and require that it remove obstacles, eliminate danger, or take other action. The Tort Law also requires that when a product is found to be defective after it is put into circulation, the producer and the seller shall give timely warnings, recall the defective product, or take other remedial measures.

Regulations on Trademarks

The PRC Trademark Law, adopted in 1982 and revised in 1993 and 2001, provides protection to the holders of registered trademarks. The State Trademark Bureau, under the authority of the State Administration for Industry and Commerce (“SAIC”) handles trademark registrations and grants rights of a term of 10 years in connection with registered trademarks. License agreements with respect to registered trademark must be filed with the State Trademark Bureau.

Environmental Matters

Our business currently does not implicate any environmental regulation in China.

Intellectual Property

Trademark

We are currently applying for trademark protection for our company’s logo “Wanqiwang” and we anticipate that we will be able to obtain the trademark within the next 12 months.

Domain Names

We have applied to add the domain name www.winha.com to the Internet Content Provider License that we currently hold and we have received the updated ICP License covering the foregoing domain name.

Employees

We currently have 45 full-time employees.

Item 1A.       Risk Factors

Investing in our common stock involves a high degree of risk. The risks below are those that we believe are the material risks that we currently face, but are not the only risks facing us and our business. If any of the events contemplated by the following discussion should occur, our business, financial condition and operating results could be adversely affected, and you could lose all or part of your investment.

Risks Related to Our Financial Position and Capital Requirements

WE HAVE A HISTORY OF LOSSES, AND WE ANTICIPATE THAT WE WILL INCUR CONTINUED LOSSES.

We reported a net loss of $1,002,870 and used cash in operations of $524,683 during the period from April 15, 2013 (inception) to March 31, 2014. As of March 31, 2014, the Company had an accumulated deficit of $1,002,870.

We have not begun to generate revenue until the quarter ended December 31, 2013. In the course of our development activities, we have devoted substantially all of our resources to development of prior franchisees, our online store, mobile store, set-top box store and self-operated stores. We expect to continue to incur expenses of (i) administration and start-up costs, (ii) website, mobile application and set-top boxes development and maintenance, (iii) marketing and advertising, (iv) legal and accounting fees at various stages of operation, and (v) hiring employees. In addition, unanticipated problems, expenses and delays are frequently encountered in developing and commercializing new businesses. As a result, we anticipate that we will incur continued losses. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ deficit.

We expect to finance operations primarily through capital contributions from a principal stockholder, as well as cash flow from revenue. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, our principal stockholder has indicated the intent to provide additional equity financing. However, this principal stockholder is not under any contractual obligation to provide such financing. If we are unable to obtain the necessary capital or financing to fund our cash needs, our operation will adversely affected.

THE REPORT OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM EXPRESSES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our auditor has indicated in their report on our financial statements for the period from April 15, 2013 (inception) through March 31, 2014 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations.

Our ability to continue as a going concern will depend on our ability to meet obligations as they become due and obtain additional equity or alternative financing required to fund operations until sufficient sources of recurring revenue and profit can be generated. The stockholders of Zhongshan WINHA made additional capital contribution to Zhongshan WINHA of RMB 3,000,000, or approximately $482,594 subsequently in June and July 2014. Our management estimates that our Company can continue as a going concern for twelve months without further obtaining additional working capital. There can be no assurance that we will be successful in our plans of generating recurring revenues and profit. We have financed our operations through capital contribution by our principal stockholder, and the stockholders of Zhongshan WINHA indicated that they will make further capital contribution to Shenzhen WINHA if needed. However, we cannot guarantee our principal stockholder will continue to do so. We are uncertain if we can attract equity or alternative financing on acceptable terms, or if at all. In addition, a “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities. If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

Risks Related to Our General Business Operation

WE HAVE LIMITED OPERATING HISTORY AND MAY FACE MANY RISKS AND DIFFICULTIES.

We have a limited operating history for investors to evaluate the potential of our business. Although we have developed an initial customer base, we may face many of the risks and difficulties inherent in gaining market share as a company with a limited history. These risks and difficulties include but are not limited to:

☐	our ability to effectively implement our business plan and growth strategy;

☐	uncertain market acceptance of our business model;

☐	our ability to modify our business model and growth strategy to respond to unexpected market reactions;

☐	our ability to further develop our customer base and build customer loyalty;

☐	our ability to establish and maintain brand recognition;

☐	our ability to improve and upgrade our products and services;

☐	our ability to manage the growth of our business; and

☐	our ability to raise capital when expanding our business.

Our future will depend, in part, on our ability to continually bring our products and services to the marketplace, which requires careful planning to provide products and services that meet customer standards without incurring unnecessary cost and expense.

OUR BUSINESS MODEL IS NOVEL AND IS THEREFORE UNPROVEN.

To the best of our management’s knowledge, WINHA is currently the first and only company that specializes in retailing locally-produced specialty goods via a website, a mobile store, set-top boxes for television sets and physical self-operated stores in China. There is no history upon which to base any assumption as to the likelihood that the Company will prove successful. In order to generate significant operating revenue or ever achieve profitable operations, we will have to establish additional self-operated stores and further develop, maintain and market our online, mobile and set-top box platform. We cannot provide any assurance that our self-operated store, website, mobile store and set-top boxes for television sets will attract purchasers. Hence, our business model has not been proven by an established record to be potentially profitable and sustainable.

WE MAY ENCOUNTER SUBSTANTIAL COMPETITION IN OUR BUSINESS AND OUR FAILURE TO COMPETE EFFECTIVELY MAY ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUE.

We are a development stage company. A number of our competitors, including Taobao, Gongtianxia.com and Techan.com, are established and have greater resources than we do. Our competitive strategy is to implement our innovative business model of selling local specialty goods retail on a shopping platform that utilizes both physical stores and virtual stores and integrate traditional physical stores into the supply chain of the virtual stores. However, we believe that new competitors will enter the market and adopt our business model to introduce new websites, mobile applications and services and set-top boxes with competitive characteristics. We expect that we will be required to continue to invest in improving our services to compete effectively in our markets. Our competitors could develop a more efficient business model or undertake more aggressive and costly marketing campaigns than ours, which may adversely affect our marketing strategies and could have a material adverse effect on our business, results of operations and financial condition.

FROM TIME TO TIME, WE NEED TO IDENTIFY NEW SUPPLIERS OF LOCAL SPECIALTY PRODUCTS. IF WE CANNOT OBTAIN SUFFICIENT SUPPLY THAT MEET OUR STANDARDS AT A REASONABLE COST OR AT ALL, OUR SALES COULD BE INTERRUPTED, OUR FINANCIAL PERFORMANCE COULD SUFFER.

Though each local region generally has abundant sources of specialty products, we cannot assure that the specialty products will continue to be available or in the sense of quality and prices, accessible to us. Numerous factors, most of which are beyond our control, can influence the prices of the supply for local specialty products. These factors include, to name a few, general economic conditions, manufacturer capacity utilization, vendor backlogs and transportation delays, and other uncertainties.

If we experience insufficiency of the supply of local specialty products, our sales could be interrupted if we do not have inventory to meet the demand, which will directly lead to a decrease in our revenue and profit.

BECAUSE OUR MANAGEMENT IS INEXPERIENCED IN OPERATING WINHA’S BUSINESS, OUR BUSINESS PLAN MAY FAIL.

Our management does not have any specific training in running an e-commerce company. With no direct technical training or experience in this area, management may not be fully aware of many of the specific requirements related to working within this industry. As a result, our management may lack certain skills that are advantageous in managing our company. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry.

THE LOSS OF THE SERVICES OF OUR EXECUTIVE OFFICER AND SENIOR MANAGEMENT WOULD DISRUPT OUR OPERATIONS AND INTERFERE WITH OUR ABILITY TO COMPETE.

We depend upon the continued contributions of our executive officer and senior management. Our management personnel handle all of the responsibilities in the area of corporate administration, business development and research. We do not carry key person life insurance on any of their lives and the loss of services of any of these individuals could disrupt our operations and interfere with our ability to compete with others.

ANY INTELLECTUAL PROPERTY RIGHTS WE DEVELOP MAY BE VALUABLE AND ANY INABILITY TO PROTECT THEM COULD REDUCE THE VALUE OF OUR PRODUCTS, SERVICES AND BRAND.

Any trademarks, trade secrets, copyrights and other intellectual property rights that we develop will be important assets to us. We are currently seeking trademark protection for our website logo. There can be no assurance that the protections provided by these intellectual property rights will be adequate to prevent our competitors from misappropriating our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. There are events that are outside our control that could pose a threat to our intellectual property rights. Additionally, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY RIGHTS CLAIMS IN THE FUTURE, WHICH MAY BE COSTLY TO DEFEND, COULD REQUIRE THE PAYMENT OF DAMAGES AND COULD LIMIT OUR ABILITY TO USE CERTAIN TECHNOLOGIES IN THE FUTURE.

Companies in the internet, technology and software industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims increases. Our technologies may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination also could prevent us from offering our products and services to others and may require that we procure substitute products or services for these members.

With respect to any intellectual property rights claim, we may have to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available on reasonable terms and may significantly increase our operating expenses. The technology also may not be available for license to us at all. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for the infringing aspects of our business, we may be forced to limit our product and service offerings and may be unable to compete effectively. Any of these results could harm our brand and operating results.

CHANGES IN REGIONAL ECONOMIC CONDITIONS MAY INFLUENCE THE RETAIL INDUSTRY, CONSUMER PREFERENCES AND SPENDING PATTERNS.

Our revenues may be negatively influenced by changes in regional or local economic variables and consumer confidence. External factors that affect economic variables and consumer confidence and over which we exercise no influence include unemployment rates, levels of personal disposable income and regional or local economic conditions. Changes in economic conditions could adversely affect consumer spending patterns, travel and tourism in certain of our market areas. Most of our stores are located in popular tourist destinations and, historically, travel and consumer behavior in such markets is more severely affected by weak economic conditions.

THE DISRUPTIONS IN THE NATIONAL AND GLOBAL ECONOMIES MAY ADVERSELY IMPACT OUR REVENUES, RESULTS OF OPERATIONS, BUSINESS AND FINANCIAL CONDITION.

Disruptions in the Chinese national and global economies may result in high unemployment rates and declines in consumer confidence and spending.  If such conditions occur, they may result in significant declines in consumer spending, which could directly affect purchase volume at our stores.  There can be no assurance that government responses to the disruptions will be able to restore consumer confidence.  Disruptions in the national and global economies therefore may adversely impact our revenues, results of operations, business and financial condition.

Risks Related to Our Franchisees

ACCORDING TO PRC LAWS AND REGULATIONS REGARDING COMMERCIAL FRANCHISING, OUR BUSINESS MODEL MAY BE RECOGNIZED AS COMMERCIAL FRANCHISING. HOWEVER, WE HAVE NOT MET LEGAL REQUIREMENTS TO CONDUCT COMMERCIAL FRANCHISING ACTIVITIES. THEREFORE, WE MAY BE SUBJECT TO PENALTIES AND ADMINISTRATIVE ACTIONS.

Under related PRC laws and regulations, commercial franchising refers to the business activities where an enterprise that possesses the registered trademarks, enterprise logos, patents, proprietary technology or any other business resources, the franchisor, allows such business resources to be used by another business operator, the franchisee, through a contract and the franchisee follows the uniform business model to conduct business operation and pays franchising fees according to the contract to conduct commercial franchising activities.  A franchisor must have certain prerequisites including a mature business model, the capability to provide long-term business guidance and training services to franchisees and ownership of at least two self-operated storefronts that have been in operation for at least one year within China. Franchisors engaged in franchising activities without satisfying the above requirements may be subject to penalties such as forfeit of illegal income, imposition of fines ranging from RMB 100,000 to RMB 500,000, and may be bulletined by MOFCOM or its local counterparts.  In addition, franchisors shall carry out record-filing with MOFCOM or its counterparts within 15 days upon executing the first franchise contract, and our failure to comply with such requirement may result in fines ranging from RMB 10,000 to RMB 100,000. Due to our six franchise stores existed until December 2013, we were likely recognized as a commercial franchisor for authorizing other business entities to use our trademark and adopting a uniform business model. We did not own two self-operated storefronts that have been in operation for one year or longer and have not carried out record-filing with MOFCOM or its counterparts when we had franchise stores. Therefore, we may be subject to penalties such as forfeit of illegal income, imposition of fines from RMB 10,000 to RMB 500,000 and may be bulletined by MOFCOM or its local counterparts. We have unwound our franchise stores in December 2013. In addition, we are taking steps to comply with the requirements for self-operated storefronts and will attempt to carry out record-filing with MOFCOM or its local counterparts after our self-operated storefronts operate for one year. We estimate that we may become compliant with PRC laws and regulations related to commercial franchising within the first quarter of 2015. Until we become compliant with the relevant PRC laws and regulations, we do not plan to develop any franchise stores.

Risks Related To Our Online Retail Platform

WE MAY NOT BE ABLE TO MARKET OUR WEBSITE, MOBILE STORE AND SET-TOP BOX STORE SUCCESSFULLY.

Once we establish a stable and comprehensive supply of specialty products across the country, we plan to seek outside capital and launch a marketing campaign to fully promote and advertise our brand. The e-commerce industry is extremely competitive. Though very few, if any, specialize in local specialty goods, there are currently many general online shopping websites both in China and worldwide that sell local products.  An effective marketing plan will need to be executed in order to establish a loyal client base, and to get our website and mobile application known in the marketplace. If we fail to develop such an effective marketing plan, and if we are unable to market our website, mobile application and set-top boxes successfully to consumers, we may not be able to sustain business operations.

THE CHANGING INDUSTRY REQUIRES EXPANSION AND CONSTANT UPDATING OF OUR WEBSITE, MOBILE STORE, SET-TOP BOXES AND SOFTWARE.

The e-commerce industry is characterized by rapid technological change that could render our website, mobile store, set-top box store and backend application obsolete. The development of our website, mobile store and set-top box store entails significant technical and business risks. We can give no assurance that we will successfully use new technologies effectively or adapt our website, application or set-top boxes to customer requirements or needs. If our management is unable, for technical, legal, financial, or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, we may never become profitable which may result in the loss of all or part of your investment.

OUR TECHNICAL SYSTEMS ARE VULNERABLE TO INTERRUPTION AND DAMAGE THAT MAY BE COSTLY AND TIME-CONSUMING TO RESOLVE AND MAY HARM OUR BUSINESS AND REPUTATION.

A disaster could interrupt our services for an indeterminate length of time and severely damage our business, prospects, financial condition and results of operations. Our systems and operations will be vulnerable to damage or interruption from fire, floods, network failure, hardware failure, software failure, power loss, telecommunication failures, break-ins, terrorism, war or sabotage, computer viruses, denial of service attacks, penetration of our network by unauthorized computer users and “hackers” and other similar events, and other unanticipated problems.

We may not have developed or implemented adequate protections or safeguards to overcome any of these events. We may also not have anticipated or addressed many of the potential events that could threaten or undermine our technology network. Any of these occurrences could cause material interruptions or delays in our business, result in the loss of data or render us unable to provide services to our consumers. In addition, if anyone can circumvent our security measures, he or she could destroy or misappropriate valuable information or disrupt our operations. We do not have insurance to compensate us for all the losses that may occur as a result of a catastrophic system failure or other loss.

If we fail to address these issues in a timely manner, we may lose the confidence of our customers, and our revenue may decline and our business could suffer.

WE RELY ON OUTSIDE FIRMS TO HOST OUR SERVERS, AND A FAILURE OF SERVICE BY THESE PROVIDERS COULD ADVERSELY AFFECT OUR BUSINESS AND REPUTATION.

We rely upon third-party providers to host our main server. In the event that our providers experience any interruption in operations or cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer server ourselves. We may also be limited in our remedies against these providers in the event of a failure of service.

WE MAY NOT BE ABLE TO FIND SUITABLE SOFTWARE DEVELOPERS AT AN ACCEPTABLE COST.

We contract software developers to further develop and upgrade our website and mobile store and associated backend interface. Due to the current demand for skilled technological developers, we run the risk of not being able to find or retain suitable personnel at an acceptable price. We would also need to ensure that the candidates are adequately qualified to develop a website or mobile application that is user friendly, free of errors and seamless in design. Without these developers, we may not be able to further develop and upgrade the software, which is the most important aspect of our business development.

OUR BUSINESS DEPENDS, IN PART, ON THE GROWTH AND MAINTENANCE OF THE INTERNET AND TELECOMMUNICATIONS INFRASTRUCTURE.

The success of our business depends in part on the continued growth and maintenance of the internet and telecommunication infrastructure. This includes maintaining a reliable network backbone with the necessary speed, data capacity and security for providing reliable internet services. Internet infrastructure may be unable to support the demands placed on it if the number of internet users continue to increase or if existing or future internet users access the internet more often or increase their bandwidth requirements. We have no control over the providers of access services to the internet. Interruptions, delays or capacity problems with any points of access between the internet and our website could adversely affect our ability to provide services to users of our websites. The temporary or permanent loss of all or a portion of our services on the internet, the internet infrastructure generally, or our users’ ability to access the internet, could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

Risks Related To Product Liabilities

FOOD SAFETY EVENTS INVOLVING US OR OUR SUPPLY CHAIN COULD CREATE NEGATIVE PUBLICITY AND ADVERSELY AFFECT SALES AND OPERATING RESULTS.

Because some of our items are perishable food products, food safety is a top priority, and we dedicate resources to ensure that our customers enjoy safe and quality food products. However, food safety events, including instances of food-borne illness have often occurred in the Chinese food industry in the past, and could occur in the future. As a result, our stores could experience a significant increase in supply costs if there are food safety events whether or not such events involve our stores or those of competitors.

In addition, food safety events, whether or not accurate or involving us, could result in negative publicity for WINHA or for the industry or market segments in which we operate. Increased use of social media could create and/or amplify the effects of negative publicity. This negative publicity, as well as any other negative publicity concerning types of food products we serve, may reduce demand for our products and could result in a decrease in guest traffic to our online, mobile store and physical stores as consumers shift their preferences to our competitors or to other products or food types. A decrease in traffic to our stores, website and/or mobile store as a result of these health concerns or negative publicity could result in a decline in sales.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS IF PEOPLE OR PROPERTIES ARE HARMED BY THE PRODUCTS SOLD THROUGH OUR STORE, WEBSITE OR MOBILE STORE.

Products sold through our stores, website and mobile store are manufactured by third parties. Some of those products may be defectively designed or manufactured. As a result, sales of such products through our stores, website or mobile store could expose us to product liability claims relating to personal injury or property damage and may require product recalls or other actions. Third parties subject to such injury or damage may bring claims or legal proceedings against us as the e-commerce platform to offer the products. We do not currently maintain any third-party liability insurance or product liability insurance in relation to products sold through our store, website or mobile store. As a result, any material product liability claim or litigation could have a material and adverse effect on our business, financial condition and results of operations. Even unsuccessful claims could result in the expenditure of funds and managerial efforts in defending them and could have a negative impact on our reputation.

Risks Related to Doing Business in China

ALL OF OUR ASSETS AND OUR DIRECTOR AND OFFICER ARE OUTSIDE THE UNITED STATES, WITH THE RESULT THAT IT MAY BE DIFFICULT OR IMPOSSIBLE FOR INVESTORS TO ENFORCE WITHIN THE UNITED STATES ANY JUDGMENTS OBTAINED AGAINST US OR OUR DIRECTOR OR OFFICER.

All of our assets are located in China and we do not currently maintain a permanent place of business within the United States. Consequently, it may be difficult for United States investors to affect service of process within the United States upon our assets or our officer and director, or to realize in the United States upon judgments of United States courts predicated upon civil liabilities under U.S. Federal Securities Laws. A judgment of a U.S. court predicated solely upon such civil liabilities may not be enforceable in China by a Chinese court if the U.S. court in which the judgment was obtained did not have jurisdiction, as determined by the Chinese court, in the matter. There is substantial doubt whether an original action could be brought successfully in China against any of our assets or our sole director and officer predicated solely upon such civil liabilities. You may not be able to recover damages as compensation for a decline in your investment.

ADVERSE CHANGES IN POLITICAL AND ECONOMIC POLICIES OF THE PRC GOVERNMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON THE OVERALL ECONOMIC GROWTH OF CHINA, WHICH COULD REDUCE THE DEMAND FOR OUR PRODUCTS AND MATERIALLY AND ADVERSELY AFFECT OUR COMPETITIVE POSITION.

Substantially all of our business operations are conducted in China. Accordingly, our business, results of operations, financial condition and prospects are subject to economic, political and legal developments in China. Although the Chinese economy is no longer a planned economy, the PRC government continues to exercise significant control over China’s economic growth through direct allocation of resources, monetary and tax policies, and a host of other government policies such as those that encourage or restrict investment in certain industries by foreign investors, control the exchange between RMB and foreign currencies, and regulate the growth of the general or specific market. These government involvements have been instrumental in China’s significant growth in the past 30 years. In response to the recent global and Chinese economic downturn, the PRC government has adopted policy measures aimed at stimulating economic growth in China. If the PRC government’s current or future policies fail to help the Chinese economy achieve further growth or if any aspect of the PRC government’s policies limits the growth of our industry or otherwise negatively affects our business, our growth rate or strategy, our results of operations could be adversely affected as a result.

UNCERTAINTIES WITH RESPECT TO THE PRC LEGAL SYSTEM COULD ADVERSELY AFFECT US.

We conduct all of our business through our subsidiary in China. Our operations in China are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws and regulations applicable to wholly foreign-owned enterprises. The PRC legal system is based on statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management’s attention.

NEW LABOR LAWS IN THE PRC MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

On June 29, 2007, the PRC government promulgated a new labor law, namely, the Labor Contract Law of the PRC, or the New Labor Contract Law, which became effective on January 1, 2008, as amended on December 28, 2012.  The New Labor Contract Law imposes greater liabilities on employers and significantly affects the cost of an employer’s decision to reduce its workforce.  Further, it requires certain terminations to be based upon seniority and not merit.  In the event we decide to significantly change or decrease our workforce, the New Labor Contract Law could adversely affect our ability to enact such changes in a manner that is most advantageous to our business or in a timely and cost-effective manner, thus materially and adversely affecting our financial condition and results of operations.

UNDER THE ENTERPRISE INCOME TAX LAW, WE MAY BE CLASSIFIED AS A “RESIDENT ENTERPRISE” OF CHINA. SUCH CLASSIFICATION WILL LIKELY RESULT IN UNFAVORABLE TAX CONSEQUENCES TO US AND OUR NON-PRC STOCKHOLDERS.

China passed a new Enterprise Income Tax Law, or the EIT Law, and its implementing rules, both of which became effective on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation of China (the “SAT”), issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation to offshore entities controlled by a Chinese enterprise or group. Further to the Notice, the SAT issued the Administrative Measures for Enterprise Income Tax on Chinese-controlled Offshore Incorporated Resident Enterprises (Trial) on July 27, 2011, or Bulletin No. 45, which took effect on September 1, 2011, to provide more guidance on the implementation of the Notice. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate stamps, board and stockholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often reside in China. The Bulletin No. 45 provides clarification on the resident status determination, post-determination administration and competent tax authorities. It also specifies that when provided with a copy of PRC resident determination certificate from a Chinese-controlled offshore-incorporated resident enterprise, the payer should not withhold 10% income tax when paying certain Chinese-sourced income such as dividends, interest and royalties to the Chinese-controlled offshore-incorporated resident enterprise. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC stockholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise controlled by a Chinese natural person. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Currently, we do not have any non-China source income. Second, under the EIT Law and its implementing rules, dividends paid to us from our PRC subsidiary would qualify as “tax-exempt income.” Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2013 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

OUR CONTRACTUAL OR OTHER ARRANGEMENTS MAY RESULT IN ADVERSE TAX CONSEQUENCES TO US.

Under PRC laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. We could face material adverse tax consequences if the PRC tax authorities determine that our contractual arrangements as well as other related party transactions among our PRC subsidiary were not made at arm’s length. These consequences include adjusting our income and expenses for PRC tax purposes in the form of a transfer pricing adjustment. A transfer pricing adjustment may result in adverse tax consequences to us.

OUR HOLDING COMPANY STRUCTURE MAY LIMIT THE PAYMENT OF DIVIDENDS.

We have no direct business operations, other than our ownership of our subsidiary and our contractual control of Zhongshan WINHA. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. Current PRC regulations permit our PRC subsidiary to pay dividends to us only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our subsidiary in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. These reserves are not distributable as cash dividends. Furthermore, if our subsidiary in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us. As a result, there may be limitations on the ability of our PRC subsidiary to pay dividends or make other investments or acquisitions that could be beneficial to our business or otherwise fund and conduct our business.

PRC REGULATION OF LOANS AND DIRECT INVESTMENT BY OFFSHORE HOLDING COMPANIES TO PRC ENTITIES MAY DELAY OR PREVENT US FROM MAKING LOANS OR ADDITIONAL CAPITAL CONTRIBUTIONS TO OUR PRC OPERATING SUBSIDIARY, WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR LIQUIDITY AND OUR ABILITY TO FUND AND EXPAND OUR BUSINESS.

As an offshore holding company of our PRC operating subsidiary, we may make loans to our PRC subsidiary, or we may make additional capital contributions to our PRC subsidiary. Any loans to our PRC subsidiary are subject to PRC regulations. For example, loans by us to our subsidiary in China to finance their activities cannot exceed statutory limits which is the difference between the total investment and the registered capital of our PRC subsidiary and must be registered with the State Administration of Foreign Exchange, or SAFE. On August 29, 2008, SAFE promulgated Circular 142, a notice regulating the conversion by a foreign-invested company of foreign currency into RMB by restricting how the converted RMB may be used. Circular 142 requires that RMB converted from the foreign currency-denominated capital of a foreign-invested company may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC unless such investments are otherwise provided for in the business scope. The foreign currency-denominated capital shall be verified by an accounting firm before converting into RMB. In addition, SAFE strengthened its oversight over the flow and use of RMB funds converted from the foreign currency-denominated capital of a foreign-invested company. To convert such capital into RMB, the foreign-invested company must report the use of such RMB to the bank, and the RMB must be used for the reported purposes. According to Circular 142, change of the use of such RMB without approval is prohibited. In addition, such RMB may not be used to repay RMB loans if the proceeds of such loans have not yet been used. Violations of Circular 142 may result in severe penalties, including substantial fines as set forth in the Foreign Exchange Administration Rules. In addition, the SAFE promulgated the Notice on Relevant Issues Concerning Strengthening the Administration of Foreign Exchange Business, or Circular 59, on November 9, 2010, which requires the government to closely examine the authenticity of settlement of net proceeds from offshore offerings and the net proceeds to be settled in the manner described in the offering documents. SAFE further promulgated the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses, or Circular 45, on November 9, 2011, which expressly restricts a foreign-invested enterprise from using RMB converted from its registered capital to provide entrusted loans or repay loans between non-financial enterprises.

We may also decide to finance our subsidiary by means of capital contributions. These capital contributions must be approved by the Ministry of Commerce of China, or MOFCOM, or its local counterpart. We may not be able to obtain these government approvals on a timely basis, if at all, with respect to future capital contributions by us to our PRC subsidiary. If we fail to receive such approvals, our ability to capitalize our PRC operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

GOVERNMENTAL CONTROL OF CURRENCY CONVERSION MAY AFFECT THE VALUE OF YOUR INVESTMENT.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. Prior approval from SAFE is required where RMB is to be converted into foreign currency and remitted out of China to pay certain capital account items, such as the repayment of loans denominated in foreign currencies as well as the proceeds of the liquidation of assets.

We receive substantially all of our revenues in RMB. Under our current corporate structure, our income is primarily derived from dividend payments from our PRC subsidiary. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. As profit and dividend are current account items, our revenues generated in the PRC may be paid to shareholders outside of the PRC as profit or dividend without prior approval from SAFE so long as we comply with certain procedural requirements.

However, the PRC government may at its discretion restrict access in the future to foreign currencies for payments of profit and dividend. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Our inability to obtain the requisite approvals for converting RMB into foreign currencies, any delays in receiving such approvals or any future restrictions on currency exchanges may restrict the ability of our PRC subsidiary to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy its foreign currency denominated obligations.

FLUCTUATION IN THE VALUE OF THE RMB MAY HAVE A MATERIAL ADVERSE EFFECT ON THE VALUE OF YOUR INVESTMENT.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 35.2% appreciation of the RMB against the U.S. dollar between July 21, 2005 and September 30, 2013. Provisions on Administration of Foreign Exchange, as amended in August 2008, further changed China’s exchange regime to a managed floating exchange rate regime based on market supply and demand. During the period between July 2008 and June 2010, the exchange rate between the RMB and the U.S. dollar had been stable and traded within a narrow band. However, the RMB fluctuated significantly during that period against other freely traded currencies, in tandem with the U.S. dollar. Since June 2010, the RMB has started to slowly appreciate against the U.S. dollar, though there have been periods recently when the U.S. dollar has appreciated against the RMB. It is difficult to predict how long the current situation may continue and when and how it may change again. Substantially all of our revenues and costs are denominated in RMB, and a significant portion of our financial assets are also denominated in RMB. We principally rely on dividends and other distributions paid to us by our subsidiary in China. Any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our ordinary shares in U.S. dollars. Any fluctuations of the exchange rate between the RMB and the U.S. dollar could also result in foreign currency translation losses for financial reporting purposes.

WE CONTROL ZHONGSHAN WINHA THROUGH CONTRACTUAL ARRANGEMENTS WHICH MAY NOT BE AS EFFECTIVE IN PROVIDING CONTROL OVER ZHONGSHAN WINHA AS DIRECT OWNERSHIP, AND IF ZHONGSHAN WINHA OR ITS SHAREHOLDERS BREACH THE CONTRACTUAL ARRANGEMENTS, WE WOULD HAVE TO RELY ON LEGAL REMEDIES UNDER PRC LAW, WHICH MAY NOT BE AVAILABLE OR EFFECTIVE, TO ENFORCE OR PROTECT OUR RIGHTS.

We conduct substantially all of our operations, and generate substantially all of our revenues, through contractual arrangements with Zhongshan WINHA that provide us, through our ownership of WINHA International and its ownership of Shenzhen WINHA, with effective control over Zhongshan WINHA. We have no direct ownership interest in Zhongshan WINHA. We depend on Zhongshan WINHA to hold and maintain contracts with our customers. Zhongshan WINHA also owns substantially all of our products, facilities and other assets relating to the operation of our business, and employs the personnel for substantially all of our business. Neither our company nor Shenzhen WINHA has any ownership interest in Zhongshan WINHA.

The contractual arrangements shall remain effective until all obligations of all parties under certain agreement have been fully performed or terminated by Shenzhen WINHA or under other circumstances controlled by Shenzhen WINHA in accordance with related terms of the contractual arrangements. Among the contractual arrangements, the Equity Interest Pledge Agreement shall be registered with the relevant local branch of the State Administration for Industry and Commerce, or the SAIC, to make the pledges effective in accordance with the PRC Property Rights Law. We have filed all application documents and completed the registration procedure with competent local authority on October 23, 2013. The additional capital contribution of RMB 1,000,000, or approximately $164,204 made to Zhongshan WINHA by the stockholders of Zhongshan WINHA, was registered with Zhongshan Bureau Administration for Industry and Commerce on November 5, 2013. Also, on December 27, 2013 we completed the amendment to the registration of equity interest pledge due to such additional capital contribution.

Although we believe that each contract under Shenzhen WINHA’s contractual arrangements with Zhongshan WINHA is valid, binding and enforceable under current PRC laws and regulations in effect, these contractual arrangements may not be as effective in providing us with control over Zhongshan WINHA as direct ownership of Zhongshan WINHA would be. In addition, Zhongshan WINHA may breach the contractual arrangements. For example, Zhongshan WINHA may decide not to make contractual payments to Shenzhen WINHA, and consequently to our company, in accordance with the existing contractual arrangements. In the event of any such breach, we would have to rely on legal remedies under PRC law. These remedies may not always be available or effective, particularly in light of uncertainties in the PRC legal system. Specifically, the contractual arrangements provide that any dispute arising from these arrangements will be submitted to the South China International Economic and Trade Arbitration Commission for arbitration, the ruling of which will be final and binding. However, binding arbitration rulings and even court judgments occasionally have difficulty in enforcement due to the developing legal system in China. For instance, effective mechanisms prevent persons from evading their obligations in binding arbitration rulings or court orders are under development. Therefore, significant uncertainties existing in the enforcement of legal rights resolved in arbitration rulings or court judgments could limit our ability to enforce these contractual arrangements and exert effective control over Zhongshan WINHA.

In or around September 2011, various media sources reported that the China Securities Regulatory Commission, or the CSRC, had prepared a report proposing regulating the use of variable interest entity structures, such as ours, in industry sectors subject to foreign investment restrictions in China and overseas listings by China-based companies. However, it is unclear whether the CSRC officially issued or submitted such a report to a higher level government authority or what any such report provides, or whether any new PRC laws or regulations relating to variable interest entity structures will be adopted or if adopted, what they would provide.

If we are unable to enforce these contractual arrangements, or if we suffer significant delay or other obstacles in the process of enforcing these contractual arrangements, we may lose voting control on the matters concerning Zhongshan WINHA and the ability to purchase the equity and assets of Zhongshan WINHA that would have been available at our wholly-owned subsidiary Shenzhen WINHA’s sole discretion if the contractual arrangements are enforced. In that event, our business and operations could be severely disrupted, which could materially and adversely affect our results of operations and our ability to generate revenue in the PRC and damage our reputation. As a result, we may be unable to pay any dividend to our shareholders and the price of our common stock may drop drastically which could cause our shareholder to experience severe loss in their investment in our Company.

THERE ARE SUBSTANTIAL UNCERTAINTIES REGARDING THE INTERPRETATION AND APPLICATION OF PRC LAWS AND REGULATIONS THAT GOVERN OUR BUSINESSES AND OUR CONTRACTUAL ARRANGEMENTS. IF WE ARE FOUND TO BE IN VIOLATION OF SUCH PRC LAWS AND REGULATIONS, WE COULD BE SUBJECT TO SANCTIONS. IN ADDITION, CHANGES IN SUCH PRC LAWS AND REGULATIONS MAY MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

Foreign investment in internet-based businesses as well as advertising businesses is subject to significant restrictions under current PRC laws and regulations. Shenzhen WINHA is considered a foreign invested enterprise under PRC law, and accordingly, we operate our domestic website and advertising business in China through Zhongshan WINHA, which we control through a series of contractual arrangements.

Although we believe our business and our contractual arrangements comply with current PRC regulations, the PRC government may conclude differently.  There are substantial uncertainties regarding the interpretation and application of current and future PRC laws, rules and regulations, including, but not limited to, the laws and regulations governing our business, or the validity and enforcement of Shenzhen WINHA’s contractual arrangements with Zhongshan WINHA. In addition, changes in such PRC laws and regulations may materially and adversely affect our business. If the PRC government determines that our contractual arrangements are in violation of the applicable PRC laws, rules or regulations, our contractual arrangements may become invalid or unenforceable.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and operating licenses of Shenzhen WINHA or Zhongshan WINHA, discontinuing or restricting the operations of Shenzhen WINHA or Zhongshan WINHA, and requiring actions necessary for compliance. The imposition of any of these penalties would severely disrupt our ability to conduct business and have a material adverse effect on our financial condition, results of operations and prospects.

VIOLATION OF PRC LAWS REGULATING ADVERTISEMENT MAY RESULT IN PENALTIES AND OTHER ADMINISTRATIVE ACTIONS

Under PRC advertising laws and regulations, if we conduct advertising business, we are obligated to monitor the advertising content shown on our websites to ensure that such content is true and accurate and in full compliance with applicable laws and regulations. In addition, where a special government review is required for specific types of advertisements prior to website posting, such as advertisements relating to pharmaceuticals, medical instruments, agrochemicals and veterinary pharmaceuticals, we are obligated to confirm that such review has been performed and approval has been obtained. Violation of these laws and regulations may subject us to penalties, including fines, confiscation of our advertising income, orders to cease dissemination of the advertisements and orders to publish an announcement correcting the misleading information. In circumstances involving serious violations by us, PRC governmental authorities may force us to terminate our advertising operations or revoke our licenses. Furthermore, we may be subject to civil liability for our advertising business.

THERE ARE SUBSTANTIAL UNCERTAINTIES AND RESTRICTIONS IN REGARD OF THE INTERPRETATION AND APPLICATION OF PRC LAWS AND REGULATIONS RELATING TO ONLINE COMMERCE AND THE DISTRIBUTION OF INTERNET CONTENT IN CHINA. IF THE PRC GOVERNMENT FINDS THAT OUR CORPORATE STRUCTURE DOES NOT COMPLY WITH PRC LAWS AND REGULATIONS, WE COULD BE SUBJECT TO SEVERE PENALTIES, INCLUDING THE REVOCATION OF OUR VALUE-ADDED TELECOMMUNICATIONS BUSINESS LICENSE AND THE SHUTTING DOWN OF OUR WEBSITE.

Foreign ownership of internet-based businesses is subject to significant restrictions under current PRC laws and regulations. These laws and regulations include limitations on foreign ownership in PRC companies that provide internet content distribution services. Specifically, foreign investors are not allowed to own more than 50% of the equity interests in any entity conducting an internet content distribution business. The Circular on Strengthening the Administration of Foreign Investment in and Operation of Value-added Telecommunications Business, or the MIIT Circular, issued by Ministry of Industry and Information Technology of the People’s Republic of China (the “MIIT”) in July 2006, reiterated the regulations on foreign investment in telecommunications businesses, which require foreign investors to set up foreign-invested enterprises and obtain a value-added telecommunications business license, or an ICP license, to conduct any value-added telecommunications business in China. Under the MIIT Circular, a domestic company that holds an internet content provision license, or ICP license, is prohibited from leasing, transferring or selling the license to foreign investors in any form, and from providing any assistance, including providing resources, sites or facilities, to foreign investors that conduct value-added telecommunications business illegally in China. Furthermore, the relevant trademarks and domain names that are used in the value-added telecommunications business must be owned by the local ICP license holder or its shareholders. Due to a lack of authoritative interpretation of the related regulations, it is unclear what impact the MIIT Circular will have on us or the other PRC internet companies that have adopted the same or similar corporate and contractual structures as ours. Zhongshan WINHA holds an ICP license, and owns all domain names used in our value-added telecommunications businesses. Zhongshan WINHA is in process of applying to register our “Wanqiwang” logo as a trademark that is used in our value-added telecommunications businesses. Our management anticipates that Zhongshan WINHA will be able to obtain the trademark on the foregoing logo within the next 12 months.

We are a Nevada company and our PRC subsidiary, Shenzhen WINHA, is considered a wholly foreign owned enterprise. To comply with PRC laws and regulations, we conduct our operations in China through a series of contractual arrangement sentered into between (a) Shenzhen WINHA, (b) Zhongshan WINHA, our variable interest entity, and (c) shareholders of Zhongshan WINHA. Zhongshan WINHA holds the licenses and permits that are essential to the operation of our business. For a detailed description of these licenses and permits, please see “Regulation”.

In or around September 2011, various media sources reported that the China Securities Regulatory Commission, or the CSRC, had prepared a report proposing regulating the use of variable interest entity structures, such as ours, in industry sectors subject to foreign investment restrictions in China and overseas listings by China-based companies. However, it is unclear whether the CSRC has officially issued or submitted such a report to a higher level government authority or what any such report provides, or whether any new PRC laws or regulations relating to variable interest entity structures will be adopted or if adopted, what they would provide.

Our current corporate structure are in compliance with existing PRC laws, rules and regulations, and the contractual arrangements between Shenzhen WINHA, Zhongshan WINHA and its shareholders are not in violation of  any existing PRC laws, rules and regulations. There are, however, substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a contrary opinion and we could be subject to severe penalties, including the revocation of our ICP license and the shutting down of our website.

WE MAY BE REQUIRED TO OBTAIN PRIOR APPROVALS UNDER THE M&A RULES FOR OUR CURRENT CORPORATE STRUCTURE AND THIS OFFERING.  OUR FAILURE TO OBTAIN THESE AND OTHER REQUIRED PRIOR APPROVALS UNDER THE M&A RULES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND THIS OFFERING.

On August 8, 2006, the PRC Ministry of Commerce (“MOFCOM”), joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “M&A Rules”), which took effect on September 8, 2006 and was further amended on June 22, 2009.

According to the M&A Rules, foreign companies that are established or controlled, directly or indirectly, by PRC companies or individuals shall obtain approval from MOFCOM in order to merge or acquire PRC domestic companies that are owned by such PRC companies or individuals. In addition, the M&A Rules include provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange.  On September 21, 2006, the CSRC published on its official website procedures regarding its approval of overseas listings by special purpose vehicles. However, substantial uncertainty remains regarding the scope and applicability of the M&A Rules to offshore special purpose vehicles.

We believe that we are not required to submit applications for MOFCOM’s and CSRC’s prior approvals with respect to the formation of our current corporate structure and this offering given that (i) Shenzhen WINHA was incorporated by the means of direct investment by WINHA International, and there was no acquisition of the equity or assets of a “PRC domestic company” as such term is defined under the M&A Rules; (ii) there is no provision in the M&A Rules that clearly classifies the contractual arrangements between Shenzhen WINHA and Zhongshan WINHA as a kind of transaction falling under the M&A Rules; (iii) our offshore companies are directly controlled by Ms. Chung Yan Lam who is a Hong Kong citizen rather than a PRC individual.

However, we cannot assure you that MOFCOM and CSRC or other PRC government agencies would reach the same conclusion. If MOFCOM, CSRC or other PRC government agencies subsequently determine that prior approvals of MOFCOM, CSRC or other PRC government agencies are required with respect to the formation of our current corporate structure and this offering, we plan to make best endeavors to apply for such approvals, but we cannot assure that we manage to obtain them and hence, we may face material regulatory actions or other sanctions from MOFCOM, CSRC or other PRC government agencies. These regulatory agencies may impose fines and penalties (with no clearly prescribed amounts and ranges to date) on our operations in the PRC, delay or restrict the repatriation of the proceeds from this offering into the PRC, restrict or limit payment or remittance dividends outside of China, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects. The CSRC or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, to delay or cancel this offering, to restructure our current corporate structure, or to seek regulatory approvals that may be difficult or costly to obtain.

PRC REGULATIONS RELATING TO THE ESTABLISHMENT OF OFFSHORE SPECIAL PURPOSE COMPANIES BY PRC RESIDENTS MAY SUBJECT OUR POTENTIAL PRC RESIDENT SHAREHOLDERS TO PENALTIES AND LIMIT OUR ABILITY TO INJECT CAPITAL INTO OUR PRC SUBSIDIARY, LIMIT OUR PRC SUBSIDIARY’S ABILITY TO DISTRIBUTE PROFITS TO US, OR OTHERWISE ADVERSELY AFFECT US.

The SAFE has promulgated several regulations, including the Notice on Relevant Issues Concerning Foreign Exchange Administration for Domestic Residents' Financing and Roundtrip Investment through Offshore Special Purpose Vehicles, or Circular 75, effective on November 1, 2005 and its implementation rules. These regulations require PRC residents and PRC companies to register with local branches of the SAFE before SPVs conduct any overseas financing, have any change in equity interest, conduct any round-trip investments or have any other material changes in capital or equity interest in SPVs. An amendment to registration or filing with the local SAFE branch by such PRC residents or PRC companies is also required for the injection of equity interests or assets of an onshore enterprise in the offshore special purpose company or overseas funds raised by such offshore company, or any other material change involving a change in the capital of the offshore special purpose company. We do not believe that any of our current shareholders is subject to Circular 75 and its implementation rules. However, relevant PRC government agencies might deem that Ms. Lai is subject to Circular 75 and its implementation rules due to the arrangement under a Power of Attorney, according to which Ms. Lam grants all her shareholder’s rights in PILOT International Investment Company Limited (“PILOT International”) to Ms. Lai. Further, Ms. Lai may have to register with local branches of the SAFE if she exercises the option and becomes our offshore companies’ shareholder according to a share transfer agreement (the “Share Transfer Agreement”) entered into by and between Chung Yan Winnie Lam, our President and sole director as well as the sole shareholder of PILOT International Investment Company Limited (“PILOT International”) and Zening Lai, the director of PILOT International, pursuant to which Ms. Lam agreed to grant to Ms. Lai an option (the “Option”) to purchase 100% of the outstanding ordinary shares of PILOT International currently held by Ms. Lam in three installments, provided that WINHA achieves certain performance thresholds in each given time period. Moreover, any potential PRC resident shareholders holding direct or indirect interest in our company may be subject to Circular 75 and its implementation rules. Failure by any such PRC residents to comply with Circular 75 and its implementation rules could subject themselves to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our ability to inject capital into our PRC subsidiary, limit our PRC subsidiary’s ability to distribute profits to us or affect our ownership structure, which could adversely affect our business and prospects.

Risks Related To Our Securities

THERE IS NO CURRENT TRADING MARKET FOR OUR COMMON STOCK, AND THERE IS NO ASSURANCE OF AN ESTABLISHED PUBLIC TRADING MARKET, WHICH WOULD SUBSTANTIALLY RESTRICT THE ABILITY OF OUR INVESTORS TO SELL THEIR SECURITIES IN THE PUBLIC MARKET.

Our common stock was approved to be quoted on the OTC Bulletin Board under the symbol “WHNP” on July 9, 2014. We change our symbol to “WINH” on July 14, 2014. There has been no trading of our common stock as of this Report. No liquid public market currently exists for our common stock and there can be no assurance that an active trading market will develop, or if an active market does develop, that it will continue. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the New York Stock Exchange or NASDAQ Stock Market. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade our shares, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. In addition, FINRA has enacted changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the SEC. The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time.

IN THE EVENT THAT THE COMPANY’S SHARES ARE TRADED, THEY WILL PROBABLY TRADE UNDER $5.00 PER SHARE AND THUS WILL BE A PENNY STOCK. TRADING IN PENNY STOCKS HAS MANY RESTRICTIONS AND THESE RESTRICTIONS COULD SEVERLY AFFECT THE PRICE AND LIQUIDITY OF THE COMPANY’S SHARES.

In the event that our shares are traded, our stock will probably trade below $5.00 per share, and our stock will therefore be known as a “penny stock”, which is subject to various regulations involving disclosures to be given to you prior to the purchase of any penny stock. The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker/dealer must make a special suitability determination for the purchase of these securities. In addition, the broker/dealer must receive the purchaser’s written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the “penny stock” rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them. These disclosures require you to acknowledge that you understand the risks associated with buying penny stocks and that you can absorb the loss of your entire investment. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stock is often volatile and you may not be able to buy or sell the stock when you want to.

WE DO NOT ANTICIPATE PAYING DIVIDENDS IN THE FORESEEABLE FUTURE.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

WE MAY INCUR SIGNIFICANT COSTS TO BE A PUBLIC COMPANY TO ENSURE COMPLIANCE WITH U.S. CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS AND WE MAY NOT BE ABLE TO ABSORB SUCH COSTS.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including but not limited to requirements under the Sarbanes-Oxley Act of 2002. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business operations.

THE LACK OF PUBLIC COMPANY EXPERIENCE OF OUR MANAGEMENT TEAM COULD ADVERSELY IMPACT OUR ABILITY TO COMPLY WITH THE REPORTING REQUIREMENTS OF U.S. SECURITIES LAWS.

Our management lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Our management has never been responsible for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including establishing and maintaining internal controls over financial reporting.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

WE ARE AN “EMERGING GROWTH COMPANY” UNDER THE JOBS ACT AND ANY DECISION ON OUR PART TO COMPLY WITH CERTAIN REDUCED DISCLOSURE REQUIREMENTS APPLICABLE TO “EMERGING GROWTH COMPANIES” COULD MAKE OUR COMMON STOCK LESS ATTRACTIVE TO INVESTORS.

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  However, we have elected to opt out of the extended transition period for complying with the revised accounting standards.

OUR STATUS AS AN “EMERGING GROWTH COMPANY” UNDER THE JOBS ACT OF 2012 MAY MAKE IT MORE DIFFICULT TO RAISE CAPITAL AS AND WHEN WE NEED IT.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company,” we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it.  Investors may be unable to compare our business with other companies in our industry if they believe that our reports are not as transparent as other companies in our industry.  If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

OUR REPORTING OBLIGATIONS UNDER THE EXCHANGE ACT MAY BE SUSPENDED IF WE CONTINUE TO HAVE FEWER THAN 300 SHAREHOLDERS AND WE FAIL TO REGISTER A CLASS OF OUR SECURITIES UNDER SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934 (“EXCHANGE ACT”).

We are required under Section 15(d) of the Exchange Act to file with the SEC, certain periodic reports, after such date we filed this registration statement on Form S-1 and if such registration statement on Form S-1 becomes effective pursuant to the Securities Act of 1933, as amended. However, such reporting obligations under Section 15(d) of the Exchange Act shall be automatically suspended as to any fiscal year, other than the fiscal year within which this registration statement becomes effective, if, at the beginning of such fiscal year, our common stock is held of record by less than 300 persons. We currently have fewer than 300 shareholders and expect to maintain a fewer than 300 shareholder base.  Therefore, our reporting obligations under Section 15(d) of the Exchange Act will likely be suspended.

We expect to register our shares under the Exchange Act by filing a registration statement on Form 8-A with the SEC immediately following, the effectiveness of this registration statement on Form S-1. After our registration statement on Form 8-A becomes effective, which will be upon filing such Form 8-A if not filed concurrently with this registration statement on Form S-1, we will be subject to obligations to file periodic reports under Section 13 of the Exchange Act, and moreover, we will be subject to the proxy rules, Section 16 short-swing profit provisions, beneficial ownership reporting, and the bulk of the tender offer rules, all of which will not apply to us if we only have reporting obligations under Section 15(d) of the Exchange Act. However, if we fail to file a registration statement on Form 8-A with the SEC, or delay such filing, we will only be subject to reporting obligations under Section 15(d) of the Exchange Act, and such reporting obligations will be suspended if we have fewer than 300 shareholders after the fiscal year within which this registration statement on Form S-1 becomes effective.

Item 1B.       Unresolved Staff Comments

Not applicable.

Item 2.           Properties.

Our principal executive office is located at Suite 918, Yihe Center, 5 Xinzhong Avenue, Shiqi District, Zhongshan, China. The property at this location is leased by the Company, at monthly rental expenses of RMB 8,388 (approximately $1,371), for a term of three years ending March 24, 2016.We currently do not own any real property.

Item 3.           Legal Proceedings.

To the best of our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 4.           Mine Safety Disclosures.

Not applicable.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was approved to be quoted on the OTC Bulletin Board under the symbol “WHNP” on July 9, 2014. We change our symbol to “WINH” on July 14, 2014. There has been no trading of our common stock as of this Report. No liquid public market currently exists for our common stock and there can be no assurance that an active trading market will develop, or if an active market does develop, that it will continue.

Holders

As of July 9, 2014, there were 37 holders of record of our common stock.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the expansion and growth of our business, our board of directors has the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and any other factors that our board of directors deems relevant.

Recent Sales of Unregistered Securities

Private Placement

On August 16, 2013, for gross subscription proceeds of $13,950 we issued 139,500 shares of our common stock to certain investors.

Issuances of shares to the investors were not registered under the Securities Act. Such issuance of securities was exempt from registration pursuant to Section 4(2) of the 1933 Securities Act, as amended (the “Securities Act”), Rule 506 of Regulation D (“Regulation D”) promulgated under the Securities Act, and Regulation S promulgated by the SEC under the Securities Act (“Regulation S”).

For issuances of shares exempt from registration pursuant to Regulation D, the Company made the determination based on the representations of the investors which included, in pertinent part, that each such investor was an “accredited investor” within the meaning of Rule 501 of Regulation D or a purchaser of the nature as described in Rule 506 of Regulation D and upon such further representations from each investor that (i) such investor is acquiring the securities for its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (ii) such investor agrees not to sell or otherwise transfer the purchased securities or shares underlying such securities unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (iii) such investor has knowledge and experience in financial and business matters such that such investor is capable of evaluating the merits and risks of an investment in us, (iv) such investor had access to all of the Company’s documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the Offering and to obtain any additional information which the Company possessed or was able to acquire without unreasonable effort and expense, and (v) such investor has no need for the liquidity in its investment in us and could afford the complete loss of such investment. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

For issuances of shares exempt from registration pursuant to Regulation S, the Company made the determination based upon the factors that such shareholders were not “U.S. Person” as that term is defined in Rule 902(k) of Regulation S under the Securities Act, that such shareholders were acquiring our securities, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the shareholders understood that the shares of our securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

Item 6.           Selected Financial Data.

Not applicable.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 The following management’s discussion and analysis of financial condition and results of operations provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Our management’s discussion and analysis of financial condition and results of operations includes the following sections:

☐	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

☐	Critical Accounting Policies and Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

☐	Results of Operations. An analysis of our financial results for the period from inception to March 31, 2014.

☐	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

☐	Contractual Obligations and Off-Balance-Sheet Arrangements. Overview of contractual obligations, contingent liabilities, commitments, and off-balance-sheet arrangements outstanding as of March 31 2014.

Overview

WINHA retails local specialty products from different regions across China through its self-operated physical store, website, mobile store, set-top boxes for television sets, and also carries on wholesale of these products to distributors. Our innovative business model utilizes a multi-channel shopping platform to sell locally-produced food, beverages, and arts and crafts that are well-known across China. Through our shopping platform, we provide customers with access to a large variety of local products that can traditionally only be found in local stores or markets in specific regions.

Our vision is to promote different local cultures and traditions that exist throughout China, while bolstering local economies and raising people’s awareness of each region’s cultural heritage.

We operate our business in China through Zhongshan WINHA, a variable interest entity of us. We expect that virtually all of our revenue, once generated, derives from Zhongshan WINHA. On August 1, 2013, we obtained the controlling interest of Zhongshan WINHA via Shenzhen WINHA through a series of contractual arrangements executed on August 1, 2013, which include an exclusive business cooperation agreement, exclusive option agreements, loan agreements, share pledge agreements, powers of attorney and spouse consents. Shenzhen WINHA, through these arrangements, became the primary beneficiary of and consolidated with its variable interest entity, Zhongshan WINHA. For more detailed information with respect to the contractual arrangements, see “Description of Business – Our Corporate History and Structure”.

However, if Zhongshan WINHA and its shareholders fail to perform their obligations under the contractual arrangements, or if we suffer significant delay or other obstacles in the process of enforcing these contractual arrangements, or if legal remedies under the PRC law that we rely on are not available or effective, our business and operations could be severely disrupted, which could materially and adversely affect our results of operations, revenue generated in the PRC and damage our reputation, which could materially and adversely affect our results of operations and our ability to generate revenue in the PRC and damage our reputation. Further, if the Company is deemed to have lost control of Zhongshan WINHA, we may not able to continue to consolidate Zhongshan WINHA’s financials. As a result, we may be unable to pay any dividend to our shareholders and the price of our common stock may drop drastically which could cause our shareholder to experience severe loss in their investment in our Company. See a more detailed discussion of the relevant risks on page 8 under the heading “RISK FACTORS”.

On August 1, 2013, Chung Yan Winnie Lam, our President and sole director as well as the sole shareholder of PILOT International, entered into a Share Transfer Agreement with Zening Lai, the director of PILOT International, pursuant to which Ms. Lam agreed to grant to Ms. Lai an Option to purchase 100% of the outstanding ordinary shares of PILOT International currently held by Ms. Lam in three installments, provided that WINHA achieves certain performance thresholds in each given time period. On August 1, 2013, Ms. Lam entered into a Power of Attorney with Ms. Lai to grant Ms. Lai as her agent, attorney and proxy to exercise any and all shareholder rights with the same powers in respect of all the shares of PILOT International on any and all matters on behalf of Ms. Lam.

Pursuant to the Share Transfer Agreement and Power of Attorney, as well as the contractual control of Zhongshan WINHA by the Company (the “Restructuring”), Ms. Lai, who also had a controlling interest in Zhongshan WINHA with ownership of 70.2% of its shares, was deemed to have retained a financial controlling interest in the combined entity, and the combined entity remained under common control. As a result, the Restructuring was accounted for as a combination of entities under common control.

On December 5, 2013, Zhongshan WINHA as the 90% equity holder and a non-affiliate party as the 10% equity holder, formed Zhongshan Supermarket in Guangdong, China. Zhongshan Supermarket was formed to operate the storefront in Guangzhou city.

The Company’s fiscal year end is March 31.

Plan of Operation

We market and sell the local specialty goods to customers through four retail channels: self-operated physical store, online store, mobile store, set-top box store and one wholesale channel: a regional distributor. Our revenue comes from the sales of local specialty goods made at our self-operated physical store, online store, mobile store and set-top box store and wholesale.

☐	Opening up self-operated stores.

We established one self-operated storefront in December 2013. In addition, we established three self-operated storefront in the second quarter of 2014. Our self-operating store is engaged in the retail of local specialty products. We plan to carry out record-filing with MOFCOM or its local counterparts after our self-operated storefronts operate for one year. It is roughly estimated that we could satisfy the requirements under PRC laws and regulations related to commercial franchising within the first quarter of 2015.

☐	Developing direct suppliers.

To ensure a healthy and stable supply networks, we recently modified our supplier network by adding non-franchisee supplier chain. We have established supply relationship with over 50 direct suppliers across 15 provinces. We intend to add about 300 direct suppliers in the next twelve months. We estimate that the expense associated with achieving this goal is approximate RMB 300,000, or approximately $49,080.

☐	Developing of an intelligent logistic system

We have started developing a logistics system that integrates delivery and inventory control systems and expect to complete this system within the next 12 months. Under this system, a sales order will automatically be filled and delivered from a most cost-effective location, whether it is our self-operated store or the Company’s headquarter. The expense associated with achieving this goal is estimated to be approximate RMB 400,000, or approximately $65,439.

☐	Active marketing of our website.

We do not plan to actively promote our website before September 2014, but intend to launch targeted marketing thereafter. The expense associated with this project is estimated to be approximate RMB 1,500,000, or approximately $245,399.

☐	Fine-tuning and ramping up of our mobile store.

Our mobile store became live at the end of August 2013.We are currently conducting a series of tests on the mobile store in interfacing with WeChat and smart phones. Because the cost of this project was included in the expense of creating the mobile store, we do not expect to incur further cost in this regard.

Beginning September 2014, we plan to actively promote our mobile store by engaging third-party platform marketing, instant message marketing, and email marketing during the next twelve months. The expense associated with this project is estimated to be approximate RMB 160,800 or approximately $26,307.

☐	Introduction of our set-top box store.

We have worked with a third-party developer and completed programming our store of local specialty products into set-top boxes. Our set-top boxes are available for purchase at our self-operated stores. Our set-top box store has been open to customers in Zhongshan since June 2014 and is scheduled to open up to customers in entire Guangdong province by 2015. The expense associated with this project is estimated to be nominal.

Our business operations are subject to primarily PRC laws and regulations on telecommunications services, Internet content services, advertising business, and may be subject to PRC laws and regulations on commercial franchising and other business sectors. There are substantial uncertainties regarding the interpretation and application of current and future PRC laws, rules and regulations, including, but not limited to, the laws and regulations governing our business, the validity and enforcement of our contractual arrangements, our corporate structure and this offering. If the PRC government determines that we are in violation of applicable PRC laws, rules or regulations, we could be subject to sanctions, including but not limited to levying fines, confiscating illegal income, revoking business and operating licenses of our variable interest entity, Zhongshan WINHA, and other penalties that would severely disrupt our ability to conduct business, severely damage our reputation and have a material adverse effect on our business, financial condition, results of operations and prospects. For more detailed information, see “Risk Factors” and “Government Regulation”.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See Note 2 to our consolidated financial statements, “Basis of Presentation and Summary of Significant Accounting Policies.” We believe that the following paragraphs reflect the more critical accounting policies that currently affect our financial condition and results of operations:

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. We make these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

Fair Value Measurements

The Company applies the provisions of ASC Subtopic 820-10, “Fair Value Measurements”, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements.  ASC 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

☐         Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

☐         Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

☐        Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of March 31, 2014.

Cash and Cash Equivalents

For statement of cash flows purposes, we consider all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Revenue Recognition

The Company develops local franchisees across the country. The Company, through its franchisees, markets the local specialty goods through the following four channels:

☐	Franchise stores –The Company collects annual franchise fee from each franchisee for its services including but not limited to management, marketing and consulting. The Company accounts for franchise fee revenue on a deferred basis, whereby revenue is recognized ratably over the one-year agreement period. In December 2013, The Company decided to unwind the six existing franchise stores and keep the Company’s physical distribution channel free of franchise stores until the Company is fully in compliance with the PRC laws and regulation of commercial franchise. Consequently, the Company terminated all the existing franchise agreements and refunded the collected website construction and maintenance fees. Even though the existing franchise agreements were terminated, the Company keeps the option of franchise model open.

☐	Retail Store - The Company recognizes sales revenue from retail store net of sales taxes and estimated sales returns at the time it sells merchandise to the customer. Customer purchases of shopping cards are not recognized as revenue until the card is redeemed and the customer purchases merchandise by using the shopping card.

☐	Online Store – Each franchise owner is required to pay us a one-time website construction and maintenance fee. The Company accounts for this website construction and maintenance fee revenue on a deferred basis, whereby revenue is recognized ratably over the service agreement period. No revenue from online store was generated during the period from April 15, 2013 (inception) to March 31, 2014.

☐	Mobile store – Commission revenue is recognized on the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. No revenue from mobile store was generated during the period from April 15, 2013 (inception) to March 31, 2014.

☐	Set-Top Box Store – Customers can browse the Company’s products on a television set (TV) screen if they choose to install a pre-programmed set-top box on their TVs. A set-top box turns a TV into a display device, and customers with a set-top box pre-programmed with our product information can view and select products and complete purchases on a TV screen, among other functions of set-top boxes such as accessing internet web pages, streaming videos and movies, and playing games. Commission revenue is recognized on the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. In addition, set-top boxes are available for customer, and the related revenue is recognized upon delivery and acceptance of set-top boxes by our customers. No revenue from set-top box store was generated during the period from April 15, 2013 (inception) to March 31, 2014.

☐	Wholesale - Wholesale revenue is recognized upon delivery and acceptance of products by our distributor, provided in each case that the other conditions of sales are satisfied: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred, upon shipment when title passes, or services have been rendered; (iii) our price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

☐	Consignment sales - For the sales of goods which are held by retail stores as merchandises on consignment without included in the Company’s inventory, revenue is recognized on a net basis

Under related PRC laws and regulations, commercial franchising refers to the business activities where an enterprise that possesses the registered trademarks, enterprise logos, patents, proprietary technology or any other business resources, the franchisor, allows such business resources to be used by another business operator, the franchisee, through contract and the franchisee follows the uniform business model to conduct business operation and pays franchising fees according to the contract to conduct commercial franchising activities.  A franchisor must have certain prerequisites including a mature business model, the capability to provide long-term business guidance and training services to franchisees and ownership of at least two self-operated storefronts that have been in operation for at least one year within China.   We may be recognized as a commercial franchisor for authorizing other business entities to use our trademark and adopting a uniform business model. We do not own two self-operated storefronts that have been in operation for one year or longer and have not carried out record-filing with MOFCOM or its counterparts until December 31, 2013. Therefore, we may be subject to penalties such as forfeit of illegal income, imposition of fines ranging from RMB 10,000 to RMB 500,000 and may be bulletined by MOFCOM or its local counterparts. However, we are arranging to establish two or more self-operated storefronts and will attempt to carry out record-filing with MOFCOM or its local counterparts after our self-operated storefronts operate for one year. We are looking for appropriate premises for our self-operated stores currently and have established one self-operated storefront in December 2013. In addition, we established three self-operated storefront in the second quarter of 2014. It is roughly estimated that we could satisfy the requirements under PRC laws and regulations related to commercial franchising within the first quarter of 2015. Until we become compliant with the relevant PRC laws and regulations, we do not plan to develop any franchise stores.

VIP Club Program

At our existing and any future self-operated physical retail store(s) in Guangdong Province, we offer prepaid cards to customers for purchase. The prepaid cards are only available for purchase at our self-operated physical store(s) in Guangdong Province, not any of our online, mobile, and set-top box stores. Customers can use the prepaid cards to purchase local specialty products at all of our self-operated physical retail store(s), online, mobile or set-top box stores. The cash collected from the sales of prepaid cards is initially recorded as advance from customers on the consolidated balance sheets and subsequently recognized as revenues when the prepaid cards are redeemed to purchase products. In connection with prepaid card sales, we offer club memberships (VIP Club Memberships”) to qualified VIP customers (the “VIP Club Members). To receive one VIP Club Membership, a customer is required to purchase at once prepaid cards in an amount of RMB 30,000 (approximately US $4,958) and, recruit 30 registered members (the “Registered Members”) to our self-operated physical store(s). Registered Members receive special promotions and discounts as do VIP Club Members, but unlike VIP Club Members, they do not have to meet the thresholds of prepaid card purchase or member recruiting and are not entitled to profit sharing discussed below. We plan to grant up to 2,500 VIP Club Memberships at the self-operated physical retail store(s) in total. Each individual customer can receive up to three VIP Club Memberships. In return for joining the VIP club, the VIP Club Members receive in cash each quarter, a total of 40% of the quarterly net income of all of our self-operated physical retail store(s) in Guangdong Province on an aggregated basis, if these self-operated physical retail store(s), on an aggregated basis, record net income (under the U.S. GAAP standard) for that quarter. The cash award is distributed within 15 calendar days after each quarter end among the VIP Club Members pro rata according to the number of their membership(s). If any adjustment is made to the net income amount of the self-operated physical retail store(s) after the review or audit by our auditor, we reflect the difference in the next immediate distribution. In addition, when a VIP Club Member refers a new member to the VIP club, the referrer is awarded in the form of prepaid cards, 10% of the amount that the referee spends on his or her first-time purchase.

This VIP Club Membership program is designed to improve the cash flow of our self-operated physical retail store(s) at the development stage and enhance their operating performance in the long run by utilizing the VIP club members as a marketing force. Both “net income” and “referral” awards are treated as promotional expenses to promoting self-operated physical retail store(s).

Because the Company is in a development stage, it has incurred considerable expenses with very limited revenue. As a result, the Company has historically reported a net loss and is currently operating on a going concern basis. The Company’s expenses at this stage are principally professional fees, relating to organizing the Company and its subsidiaries. Our self-operated physical retail store(s), which are controlled and managed by Zhongshan Supermarket, is not expected to incur substantial expenses of professional fees as the Company does, and rather, they are only expected to incur costs of sales, operating and other expenses in line with revenues generation. Therefore, we expect that when the self-operated physical retail stores(s) record net income there will most likely be positive cash flow to fund the distribution to our VIP Club Members. If the self-operated physical retail stores(s) encounter insufficient cash and cash equivalents to fund the distribution of cash awards, the shareholders of Zhongshan Supermarket will fund the distribution pro rata in accordance with their shareholdings. However, they are not under any contractual obligations to do so. If any distribution due is not promptly funded, we may face legal actions taken by the VIP Club Members and the operation of our self-operated physical retail store(s) may be severely disrupted. During the period from April 15, 2013 (inception) to March 31, 2014, no cash awards were distributed to the VIP Club Members as the self-operated physical retail store recorded net loss.

Membership Reward Program

The Company has a membership points program in which the Company awards points to customers when they firstly join the program. The customers also earn one point for each Renminbi spent at the online store or the mobile store.

Under the membership points program, the points earned can be used to pay for future purchases at the online store or the mobile store. The membership points never expire and cannot be exchanged for cash. The Company estimated that there would be no breakage of the point redemption.

The free points offered when the customers firstly join the membership program are recorded as expense at the time of use.

Regarding the points which the customers earn from money spent on the online store or mobile store, the Company allocates the transaction price to the product and the points on a relative standalone selling price basis whereas the portion of the points will be recognized upon redemption. The Company accrues liabilities for the estimated value of the points earned and expected to be redeemed. The accrual is based on all outstanding reward points related to prior purchases at the end of each reporting period, as the Company does not currently have sufficient historical data to reasonably estimate the usage rate of these reward points. These liabilities reflect our management’s best estimate of the cost of future redemptions. Deferred revenue of $6,264 was recorded for the period as of March 31, 2014.

Results of operations of Our Company

From April 15, 2013 (inception) to March 31, 2014, by consolidating the operating result of our Variable Interest Entity Zhongshan WINHA

Revenue

We generated revenue of $99,752 since the inception of the Company (April 15, 2013) to March 31, 2014. The revenue was generated primarily from the retail store.

Cost of Sales

Cost of sales was $70,905 since the inception of the Company (April 15, 2013) to March 31, 2014. It mainly consists of goods sold by retails.

Selling Expenses

Selling expenses were $49,879 since the inception of the Company (April 15, 2013) to March 31, 2014. It mainly consists of staff cost and rental expense.

General and Administrative Expenses

The following table sets forth main components of the Company’s general and administrative expenses for the period from April 15, 2013 (inception) to March 31, 2014.

	Amount	% of Total G&A
Legal and professional fees	512,991	52.4%
Share-based payment	99,979	10.2%
Salary and welfare	227,663	23.3%
Office expense	71,575	7.3%
Rental expense	23,697	2.4%
Others	42,945	4.4%
Total G&A	$978,850	100.0%

Our general and administrative expenses was primarily related to legal and professional fees in connection with the incorporation of the Company and its subsidiaries, staff cost and share-based payments to Albeck Financial Services and Alta Capital Partners as partial compensation for business consulting services.

Net Loss

As a result of the above, our net loss was $1,002,870 during the period from inception to March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2014, the Company had cash and cash equivalent of $155,160. We have financed our operations through capital contribution by our shareholders of $746,556. We have invested $$56,361 in purchasing fixed assets and $30,773 in website development. Net cash used in operations amounted to $524,683 during the period from April 15, 2013 (inception) to March 31, 2014, which was primarily attributable to the payment of the legal and professional fees, advance to employees for business purpose albeit offset by an increase in advances from customers, and accrued expenses and other payable.

The stockholders of Zhongshan WINHA made additional capital contribution to Zhongshan WINHA of RMB 1,000,000, or approximately $164,384 and RMB 3,000,000, or approximately $482,594 in October 2013 and subsequently in June and July 2014, respectively.

In the course of its development activities, the Company continues to sustain losses.  The Company expects to finance operations primarily through capital contributions from a principal stockholder as well as cash flow from operational activities. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, our principal stockholder has indicated the intent to provide additional equity financing.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on our ability to meet obligations as they become due and to obtain additional equity or alternative financing required to fund operations until sufficient profit can be generated. There can be no assurance that the Company will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Transfer of Cash

According to PRC laws and regulations, in the event that we need to finance our subsidiary in the future, we are allowed to providing funding by means of capital contributions or loans. The loans are subject to applicable government registration and approval requirements. We may not be able to complete the registration or obtain these government approvals on a timely basis. If we fail to complete such registration or receive such approvals, our ability to capitalize our PRC operations may be negatively affected, which could adversely affect our liquidity. See “Risk Factors – Risk Relating to Doing Business in China - PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from making loans or additional capital contributions to our PRC operating subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Current PRC regulations permit our PRC subsidiary to pay dividends to us, however, payment of dividends are subject to applicable regulatory requirements. In addition, we have no direct business operations, other than our ownership of our subsidiary and our contractual control of Zhongshan WINHA, which may limit the payment of dividends. See “Risk Factors – Risk Relating to Doing Business in China – our holding company structure may limit the payment of dividends”.

Furthermore, cash transfers from our PRC subsidiaries to their parent companies outside of China are subject to PRC government control of currency conversion. We receive substantially all of our revenues in RMB. Under our current corporate structure, our income is primarily derived from dividend payments from our PRC subsidiary. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. As profit and dividend are current account items, our revenues generated in the PRC may be paid to shareholders outside of the PRC as profit or dividend without prior approval from SAFE so long as we comply with certain procedural requirements. However, the PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders. Our inability to obtain the requisite approvals for converting RMB into foreign currencies, any delays in receiving such approvals or any future restrictions on currency exchanges may restrict the ability of our PRC subsidiary to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy its foreign currency denominated obligations. See “Risk Factors—Risks Related to Doing Business in China—Governmental control of currency conversion may affect the value of your investment.”

Contractual Obligations

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties.

Off Balance Sheet Transactions

We do not currently have any off-balance sheet arrangements.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.           Financial Statements and Supplementary Data.

The financial statements and supplementary data of RJS Development, Inc. required by this Item are described in Item 15 of this Annual Report on Form 10-K .

Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of the end of the period covered by this report.  Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on the evaluation as of March 31, 2014, for the reason set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control system was designed to, in general, provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our chief executive officer and chief financial officer evaluated the effectiveness of our internal control over financial reporting as of March 31, 2014, and based on that evaluation they concluded that our internal control over financial reporting was not effective.

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on that re-evaluation due to material weakness identified below, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2014to ensure that information required to be disclosed in our Exchange Act reports was (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, because of material weaknesses in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of March 31, 2014, the Company determined that the following deficiencies constituted material weaknesses:

We have not achieved the desired level of corporate governance with regard to identifying and measuring the risk of material misstatement. Because of our limited internal resources, we lack key monitoring mechanism such as independent directors and audit committee to oversee and monitor Company’s risk management, business strategies and financial reporting procedures.

We have not designed and implemented controls to maintain appropriate segregation of duties in its manual and computer-based business processes which could affect the Company’s purchasing controls, the limits on the delegation of authority for expenditures, and the proper review of manual journal entries.

Our accounting department personnel have limited knowledge and experience in US GAAP and reports with the Securities and Exchange Commission (the “SEC”). To remediate the material weakness, the management has hired an external consultant with extensive experience in US GAAP and reports with the SEC who is responsible for assisting the Company with (i) the preparation of its financial statements in accordance with US GAAP, and (ii) its periodic reports with the SEC.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fourth quarter of the fiscal year of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act).

Item 9B.          Other Information.

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of our current officer and director.

Name	Age	Position
Chung Yan Winnie Lam	37	President, Secretary, Treasurer & Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Ms. Lam, is the owner and a director of Blaze Group Limited, a bridal shop in Hong Kong, which wholesales, retails and rents wedding dresses and evening gowns. Additionally, Ms. Lam is one of the owners, and the Marketing Director of, Jonathon Arndt Gallery of Jewels, a jewelry shop in Beverly Hills, California. Ms. Lam holds a Bachelor of Science from the University of Southern California Marshall School of Business.

Family Relationship

There are no family relationships between any of our directors or executive officers.

Employment Agreements

As of the filing of this Annual Report on Form 10-K , we have not entered into employment agreements with our executive officer and director.

Board of Directors

Our director holds office until the next annual meeting of shareholders and until her successor has been duly elected and qualified. Officers are elected by and serve at the discretion of the board of directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, our director or executive officer has not, during the past ten years:

☐	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

☐	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

☐	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

☐	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

☐	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

☐	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” our director or executive officer has not been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and director, including our Chief Executive Officer, however, we are in the process of formulating a code of ethics and intend to adopt one in the near future.

Corporate Governance and Limitations on Directors’ and Officers’ Liability

Our director and officer is indemnified as provided by general corporation law of the Nevada Revised Statutes, as amended (“NRS”), and our Articles of Incorporation and By-laws.

Under the NRS, director immunity from liability to a company or its stockholders for monetary liabilities applies automatically unless it is specifically limited by a company’s articles of incorporation which is not the case with our articles of incorporation. Excepted from that immunity are:

(1) a willful failure to deal fairly with the company or its stockholders in connection with a matter in which the director has a material conflict of interest;

(2) a violation of criminal law (unless the director had reasonable cause to believe that his or her conduct was lawful or no reasonable cause to believe that his or her conduct was unlawful);

(3) a transaction from which the director derived an improper personal profit; and

(4) willful misconduct.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with our director or executive officer.

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors.  We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

Item 11.         Executive Compensation.

 The following sets forth information with respect to the compensation awarded or paid to Chung Yan Winnie Lam, our sole officer since our inception on April 15, 2013.

Summary Compensation Table

All Other
		Salary	Bonus	Compensation	Totals
Name and Principal Position	Year	($)	($)	($)	($)
Chung Yan Winnie Lam	2014	$-	$-	$-	$-
	2013	$-	$-	$-	$-

Compensation of Our President, Secretary and Treasurer

Chung Yan Winnie Lam, as our sole director, has authority and discretion to determine her own compensation for serving as the Company’s President, Secretary and Treasurer.

Compensation of Our Director

From inception to March 31, 2014, our sole director Chung Yan Winnie Lam did not receive any compensation solely for service as a director.

It is our current policy that our director is reimbursed for reasonable out-of-pocket expenses incurred in attending each board of directors meeting.

Outstanding Equity Awards at Fiscal Year-End Table

None.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of July 9, 2014.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of July 9, 2014are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise indicated below, the address of each person listed in the table below is c/o Suite 918, Yihe Center, 5 Xinzhong Avenue, Shiqi District, Zhongshan, China.

	Amount and Nature of
	Beneficial Ownership
	Common Stock (1)
	No. of	% of
	Shares	Class
Name and Address of Beneficial Owner
Directors and Officers
Chung Yan Winnie Lam (2)
President, Secretary, Treasurer & Director	48,850,210	97.72%
All officer and director as a group (1 person)	48,850,210	97.72%

5% Security Holders
PILOT International Investment Company Limited (3)	48,850,210	97.72%

(1)	Based on 49,989,500 shares of common stock issued and outstanding as of July 9, 2014.

(2)	On August 1, 2013, Chung Yan Winnie Lam, our President and sole director as well as the sole shareholder of PILOT International, entered into a Share Transfer Agreement with Zening Lai, the director of PILOT International, pursuant to which Ms. Lam agreed to grant to Ms. Lai an Option to purchase 100% of the outstanding ordinary shares of PILOT International currently held by Ms. Lam in three installments, provided that WINHA achieves certain performance thresholds in each given time period. After giving effect to the Option, Ms. Lai may be deemed to be the beneficial owner of the shares of WINHA’s common stock held by PILOT International.

(3)	Includes 48,850,210 of WINHA’s common stock held by PILOT International.

Item 13.        Certain Relationship and Related Transactions, and Director Independence.

Transactions with Related Persons

Additional Paid-in Capital

PILOT International, the Company’s principal stockholder, contributed additional paid-in capital in amount of $231,997 to the Company since inception to March 31, 2014. Capital contribution from individual shareholders and share-based compensation totaled in amount of $251,197, while registered capital of Zhongshan WINHA contributed in amount of $327,300.

Consultant Shares

On September 9, 2013, PILOT International, the Company’s principal stockholder, transferred 499,895 shares of the Company’s common stock held by it, to Albeck Financial Services as partial compensation for business consulting services rendered by Albeck Financial Services to the Company.

On September 9, 2013, PILOT International, the Company’s principal stockholder, transferred 499,895 shares of the Company’s common stock held by it, to Alta Capital Partners as partial compensation for business consulting services rendered by Alta Capital Partners to the Company.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

We expect to prepare and adopt a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” will be a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000 or one percent of the average of the Company’s total assets at the year-end for 2013. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person will not be covered by this policy. A related person will be any executive officer, director or a holder of more than five percent of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

We anticipate that, where a transaction has been identified as a related-person transaction, the policy will require management to present information regarding the proposed related-person transaction to our audit committee (or, where approval by our audit committee would be inappropriate, to another independent body of our board of directors) for consideration and approval or ratification. Management’s presentation will be expected to include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available.

To identify related-person transactions in advance, we are expected to rely on information supplied by our executive officers, directors and certain significant shareholders. In considering related-person transactions, our board of directors will take into account the relevant available facts and circumstances including, but not limited to:

☐	the risks, costs and benefits to us;
☐	the effect on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
☐	the terms of the transaction;
☐	the availability of other sources for comparable services or products; and
☐	the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

We also expect that the policy will require any interested director to excuse himself or herself from deliberations and approval of the transaction in which the interested director is involved.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

☐	the director is, or at any time during the past three years was, an employee of the company;

☐	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

☐	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

☐	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

☐	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

☐	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We do not currently have any independent director in light of the NASDAQ Listing Rule 5605(a)(2) and the standards established by the SEC.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14.        Principal Accountant Fees and Services.

Fees paid to Marcum Bernstein &Pinchuk LLP

The following table shows the aggregate fees we paid for professional services provided to us by Marcum Bernstein &Pinchuk LLP from April 15, 2013 (inception) to March 31, 2014:

From April 15, 2013 (inception) to March 31, 2014
Audit Fees	$44,172
Audit-Related Fees	7,500
Tax Fees	-
All Other Fees	-

Total	$51,672

Audit Fees

From April 15, 2013 (inception) to March 31, 2014, we paid approximately $44,172 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

The fee for audit related services from April 15, 2013 (inception) to March 31, 2014 was $7,500.

Tax Fees

We did not incur any professional services rendered for tax compliance, tax advice, and tax planning from April 15, 2013 (inception) to March 31, 2014.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm from April 15, 2013 (inception) to March 31, 2014.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular  service,  the  Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee.  Our Board of Directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during 2014 and 2013 were pre-approved by our Board of Directors.

PART IV

Item 15.        Exhibits and Financial Statement Schedules.

The following are filed as part of this Annual Report:

1.  Financial Statements

The financial statements filed as part of this Annual Report are included in Item 8. Financial Statements and Supplementary Data.

2.  Financial Statement Schedules

All schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

3.  Exhibits

The following exhibits are required by Item 601 of Regulation S-K.

(a) Documents filed as part of this Annual Report.

1.	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2014
Consolidated Statements of Operations for period from April 15, 2013 (inception) to March 31, 2014
Consolidated Statements of Changes in Equity (Deficit) for period from April 15, 2013 (inception) to March 31, 2014
Consolidated Statements of Cash Flows for the period from April 15, 2013 (inception) to March 31, 2014
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

3.	Exhibits required to be filed by Item 601 of Regulation S-K

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 15, 2014	WINHA International Group Limited

	By:	/s/ Chung Yan Winnie Lam
Chung Yan Winnie Lam
President
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chung Yan Winnie Lam	President and Sole Director	July 15, 2014
Chung Yan Winnie Lam	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed September 9, 2013 by the Company with the SEC)
3.2	By-laws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of the Company filed September 9, 2013 by the Company with the SEC)
10.1	Form of Subscription Agreement dated August 16, 2013(incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 of the Company filed September 9, 2013 by the Company with the SEC)
10.2	English Translation of Form Franchise Partnership Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of the Company filed September 9, 2013 by the Company with the SEC)
10.3	Exclusive Business Cooperation Agreement dated August 1, 2013 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of the Company filed September 9, 2013 by the Company with the SEC)
10.4	Form of Exclusive Option Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of the Company filed September 9, 2013 by the Company with the SEC)
10.5	Form of Loan Agreement (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of the Company filed September 9, 2013 by the Company with the SEC)
10.6	Form of Equity Interest Pledge Agreement(incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of the Company filed September 9, 2013 by the Company with the SEC)
10.7	Form of Power of Attorney (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of the Company filed September 9, 2013 by the Company with the SEC)
10.8	Form of Spousal Consent (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of the Company filed September 9, 2013 by the Company with the SEC)
10.9	English Translation of Modified Form Franchise Partnership Agreement (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of the Company filed September 9, 2013 by the Company with the SEC)

31.1	Certification of the President of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of WINHA International Group Limited

We have audited the accompanying consolidated balance sheet of WINHA International Group Limited and subsidiaries (the “Company”) as of March 31, 2014, and the related consolidated statements of operations and comprehensive loss, changes in equity (deficit) and cash flows for the period from April 15, 2013 (inception) through March 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of March 31, 2014, and the results of its operations and its cash flows for the period from April 15, 2013 (inception) through March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has a net loss and an accumulated deficit as of March 31, 2014, which raises substantial doubts about its ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Marcum Bernstein & Pinchuk llp

Marcum Bernstein & Pinchuk llp

New York, New York

July 15, 2014

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in US Dollars, except number of shares)

As of March
31,
2014

ASSETS
Current Assets:
Cash and cash equivalents	$155,160
Other receivables	205,604
Inventory	41,254
Prepaid expenses	338
Total Current Assets	402,356

Non-current Assets:
Fixed assets, net	$54,120
Intangible assets, net	30,170
Total Non-Current Assets	84,290

Total Assets	$486,646

LIABILITIES AND EQUITY (DEFICIT)
LIABILITIES
Current Liabilities:
Accounts payable*	$2,471
Advance from customers *	433,283
Accrued expense*	158,130
Salary payable*	22,412
Deferred revenue*	6,264

Total Current Liabilities	622,560

Total Liabilities	622,560

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT)

Stockholder’s Equity (Deficit)

Preferred stock ($0.001 par value, 20,000,000 shares authorized, zero issued and outstanding)	-

Common stock ($0.001 par value, 200,000,000 shares authorized, 49,989,500 shares issued and outstanding as of March 31, 2014)	49,990

Additional paid-in capital	810,495

Accumulated deficit	(999,933)

Accumulated other comprehensive loss	(12)

Total Stockholders’ Deficit	(139,460)

Non-controlling interest	3,546

Total Deficit	(135,914)

Total Liabilities and Deficit	$486,646

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

The accompanying notes are an integral part of these consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars, except number of shares)

April 15, 2013
(Inception)
through March
31, 2014

Revenue	$99,752

Cost of sales	(70,905)

Gross profit	28,847

Operating expenses

Selling expenses	(49,879)
General and administrative expenses	(978,850)

Loss from operations	(999,882)

Non-operating income (expenses)

Other income	279
Other expenses	(672)
Finance costs	(2,595)

Loss before provision of income taxes	(1,002,870)

Provision for income taxes	-

Net loss	(1,002,870)

Net loss attributable to non-controlling interest	(2,937)

Net loss attributable to the Company	(999,933)

Net loss	(1,002,870)
Foreign currency translation adjustment	(94)

Comprehensive loss	(1,002,964)

Comprehensive loss attributable to non-controlling interest	(3,019)
Comprehensive loss attributable to the Company	$(999,945)

Loss per share
- Basic and diluted	$(0.02)

Weighted average shares outstanding
- Basic and diluted	49,940,615

The accompanying notes are an integral part of these consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(Stated in US Dollars except Number of Shares)

					Accumulated other	Stockholders'	Non-	Total
	Number	Common	Paid-in	Accumulated	comprehensive	equity	controlling	equity
	of shares	stock	capital	deficit	loss	(deficit)	interest	(deficit)
Balance, April 15, 2013 (Inception)	-	$-	$-	$-	$-	$-	$-	$-

Issuance of common shares to principal shareholder	49,850,000	49,850	-	-	-	49,850	-	49,850

Issuance of common shares for private placement	139,500	140	13,810	-	-	13,950	-	13,950

Contribution from non-controlling interests							6,565	6,565

Share-based payments	-	-	99,979	-	-	99,979	-	99,979

Additional capital contribution from stockholders	-	-	696,706	-	-	696,706	-	696,706

Net loss for the period	-	-	-	(999,933)	-	(999,933)	(2,937)	(1,002,870)

Foreign currency translation adjustment	-	-	-	-	(12)	(12)	(82)	(94)

Balance, March 31, 2014	49,989,500	$49,990	$810,495	$(999,933)	$(12)	$(139,460)	$3,546	$(135,914)

 The accompanying notes are an integral part of these consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

April 15, 2013
(Inception)
through March
31, 2014
Cash flows from operating activities

Net loss	$(1,002,870)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	603
Depreciation	2,241
Issuance of common stocks for compensation	99,979
Changes in operating assets and liabilities
Other receivables	(205,942)
Advance from customers	433,283
Inventory	(41,254)
Deferred revenue	6,264
Accrued expenses and other payable	183,013
Net cash used in operating activities	(524,683)

Cash flows from investing activities
Intangible assets	(30,773)
Purchase of fixed assets	(56,361)

Net cash used in investing activities	(87,134)

Cash flows from financing activities
Proceeds from issuance of shares for private placement	13,950
Proceeds from contribution from non-controlling interest	6,565
Proceeds from capital contribution from shareholders	746,556
Net cash provided by financing activities	767,071

Effect of exchange rate change on cash and cash equivalents	(94)
Net increase in cash and cash equivalents	155,160

Cash and cash equivalents, beginning balance	-
Cash and cash equivalents, ending balance	$155,160

Supplement disclosure of cash flow information
Interest expense paid	$-
Income taxes paid	$-

The accompanying notes are an integral part of these consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

WINHA International Group Limited (“WINHA International” or “the Company”) was incorporated in Nevada on April 15, 2013. The subsidiaries of the Company and their principal activities are described as follows:

	Place and date	Attributable equity
Name of company	incorporation	interest held	Principal activities

C&V International Holdings Company Limited (“C&V”)	Cayman May 21, 2013	100%	Investment holding

WINHA International Investment Holdings Company Limited(“WINHA Investment”)	Hong Kong May 10, 2013	100%	Investment holding
Shenzhen WINHA Information Technology Company Limited(“Shenzhen WINHA”)	PRC July 26, 2013	100%	Investment holding
Zhongshan WINHA Electronic Commerce Company Limited(“Zhongshan WINHA”)	PRC April 28, 2013	Variable Interest Entity	Retail

Zhongshan WINHA Supermarket Limited (“Zhongshan Supermarket”)	PRC December 5, 2013	90% owned by Variable Interest Entity	Retail

WINHA International and its subsidiaries are collectively referred to as the “Company”.

The Company recorded non-controlling interest of $3,546 in connection with Zhongshan Supermarket.

The Company retails local specialty products from different regions across China through its self-operated physical store, website, mobile store, set-top boxes for television sets, and also carries on wholesale of these products to distributors. Our business model utilizes a multi-channel shopping platform to sell locally-produced food, beverages, and arts and crafts that are well-known across China. Through our comprehensive shopping platform, we provide customers with access to a variety of local products that can typically only be found in local stores or markets in specific regions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

The Company’s fiscal yearend is March 31.

Going Concern, Management’s Plans and Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s operations resulted in a net loss attributable to the Company of $999,933 and used cash in operations of $524,683 during the period from April 15, 2013 (inception) to March 31, 2014. As of March 31, 2014, the Company had an accumulated deficit of $999,933.

In the course of its development activities, the Company continues to sustain losses.  The Company expects to finance operations primarily through cash flow from revenue and capital contributions from principal shareholders. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, our principal shareholders have indicated the intent and ability to provide additional equity financing.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on our ability to meet obligations as they become due, to obtain additional equity or alternative financing required to fund operations, and to generate positive cash flows from operations. There can be no assurance that the Company will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principle of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries and VIE for which it is deemed the primary beneficiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company evaluates the need to consolidate its VIE in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.

The VIE agreement was not consummated until August 1, 2013, however, the purpose and design of the establishment of VIE, Zhongshan WINHA, was to be consolidated under the Company through common control. ASC 810-10-25-38F states that a reporting entity’s involvement in the design of a VIE may indicate that the reporting entity had the opportunity and the incentive to establish arrangements that result in the reporting entity being the variable interest holder with the power to direct the activities that most significantly impact the VIE’s economic performance. As both the Company and the acquired VIE, Zhongshan WINHA, are under the common control of Ms. Lai immediately before and after the acquisition, this transaction was accounted for as a merger under common control, using merger accounting as if the merger had been consummated at the beginning of the earliest period presented, and no gain or loss was recognized. All the assets and liabilities of the VIE, Zhongshan WINHA, are recorded at carrying value. Hence, Zhongshan WINHA was consolidated under the Company since its inception due to the purpose and design of its establishment.

The following financial statement amounts and balances of the VIE were included in the accompanying consolidated financial statements as of March 31, 2014 and for the period from April 15, 2013 (inception) through March 31, 2014:

March 31, 2014
Total assets	$389,357
Total liabilities	463,680

April 15, 2013
(inception)
through March 31, 2014

Net loss	$433,893

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Actual results could differ materially from those results.

Fair Value Measurements

The Company applies the provisions of ASC Subtopic 820-10, “Fair Value Measurements”, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements.  ASC 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

☐         Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

☐         Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

☐         Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

There were no assets or liabilities measured at fair value on either a recurring or nonrecurring basis subject to the disclosure requirements of ASC 820 as of March 31, 2014.

Website Development Costs

The Company accounts for website development costs in accordance with ASC 350-50, "Accounting for Website Development Costs" ("ASC 350-50"), wherein website development costs are segregated into three activities:

1)	Initial stage (planning), whereby the related costs are expensed.

2)	Development stage (web application, infrastructure, graphics), whereby the related costs are capitalized and amortized once the website is ready for use. Costs for development content of the website may be expensed or capitalized depending on the circumstances of the expenditures.

3)	Operating stage, whereby the related costs are expensed as incurred. Upgrades are usually expensed, unless they add additional functionality.

The Company capitalized a total of $7,440 of website development costs as intangible assets for the period from April 15, 2013 (inception) to March 31, 2014, related to its online sale platform which has been incurred pursuant to the development stage of graphics.

Comprehensive Loss

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 220 “Reporting Comprehensive Income”, and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. For the period from April 15 (inception) through March 31, 2014, the Company’s comprehensive loss includes net loss and foreign currency translation adjustments.

Foreign Currency Translation

The functional currency of WINHA International is the United States dollar (“US$”); the functional currency of C&V and WINHA Investment is the Hong Kong dollar (“HKD”); the functional currency  of Shenzhen WINHA, Zhongshan WINHA and Zhongshan Supermarket is the Chinese Yuan (“RMB”).

The reporting currency of the consolidated financial statements is the US$.

Transactions in currencies other than a consolidated entity’s functional currency are recorded at the rates of exchange prevailing on the date of the transaction. At the end of each reporting period, monetary items denominated in foreign currencies are translated at the rates prevailing at the end of the reporting periods. Exchange differences arising on the settlement of monetary items and on retranslation of monetary items at period-end are included in income statement of the period.

For the purpose of presenting these consolidated financial statements, the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, stockholder’s equity (deficit) accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period. The resulting translation adjustments are reported under accumulated other comprehensive income in the equity (deficit) section of the balance sheets.

Cash and Cash Equivalents

The Company considers highly-liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As at March 31, 2014, the Company’s cash and cash equivalents comprised of cash in bank of $153,214 and cash on hand of $1,946. The Company’s cash deposit is held in financial institutions located in PRC and Hong Kong respectively. The Company believes these financial institutions are of high credit quality.

Revenue Recognition

The Company develops local franchisees across the country. The Company, through its franchisees, markets the local specialty goods through the following four channels:

☐	Franchise stores – The Company collects annual franchise fee from each franchisee for its services including but not limited to management, marketing and consulting. The Company accounts for franchise fee revenue on a deferred basis, whereby revenue is recognized ratably over the one-year agreement period.

In December 2013, the Company decided to unwind the six existing franchise stores and keep the Company’s physical distribution channel free of franchise stores until the Company is fully in compliance with the PRC laws and regulation of commercial franchise. Consequently, the Company terminated all the existing franchise agreements and refunded the collected website construction and maintenance fees. Even though the existing franchise agreements were terminated, the Company keeps the option of franchise model open.

☐	Retail Store - The Company recognizes sales revenue from retail store net of sales taxes and estimated sales returns at the time it sells merchandise to the customer. Customer purchases of shopping cards are not recognized as revenue until the card is redeemed and the customer purchases merchandise by using the shopping card.

☐	Online Store– Each franchise owner is required to pay us a website construction and maintenance fee. The Company accounts for this website construction and maintenance fee revenue on a deferred basis, whereby revenue is recognized ratably over the service agreement period. No revenue from online store was generated during the period from April 15, 2013 (inception) to March 31, 2014.

☐	Mobile store – Revenue is recognized on the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. No revenue from mobile store was generated during the period from April 15, 2013 (inception) to March 31, 2014.

☐	Set-Top Box Store – Customers can browse the Company’s products on a television set (TV) screen if they choose to install a pre-programmed set-top box on their TVs without additional charge. A set-top box turns a TV into a display device, and customers with a set-top box pre-programmed with our product information can view and select products and complete purchases on a TV screen, among other functions of set-top boxes such as accessing internet web pages, streaming videos and movies, and playing games. Commission revenue is recognized on the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. In addition, set-top boxes are available for customer, and the related revenue is recognized upon delivery and acceptance of set-top boxes by our customers. No revenue from set-top box store was generated during the period from April 15, 2013 (inception) to March 31, 2014.

☐	Wholesale - Wholesale revenue is recognized upon delivery and acceptance of products by our distributor, provided in each case that the other conditions of sales are satisfied: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred, upon shipment when title passes, or services have been rendered; (iii) our price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

Consignment sales–For the sales of goods which are held by retail stores as merchandise on consignment without included in the Company’s inventory, revenue is recognized on a net basis.

Under related PRC laws and regulations, commercial franchising refers to the business activities where an enterprise that possesses the registered trademarks, enterprise logos, patents, proprietary technology or any other business resources, the franchisor, allows such business resources to be used by another business operator, the franchisee, through contract and the franchisee follows the uniform business model to conduct business operation and pays franchising fees according to the contract to conduct commercial franchising activities.  A franchisor must have certain prerequisites including a mature business model, the capability to provide long-term business guidance and training services to franchisees and ownership of at least two self-operated storefronts that have been in operation for at least one year within China.   We may be recognized as a commercial franchisor for authorizing other business entities to use our trademark and adopting a uniform business model. We do not own two self-operated storefronts that have been in operation for one year or longer and have not carried out record-filing with MOFCOM or its counterparts until December 31, 2013. Therefore, we may be subject to penalties such as forfeit of illegal income, imposition of fines ranging from RMB 10,000 to RMB 500,000 and may be bulletined by MOFCOM or its local counterparts.  However, we are arranging to establish two or more self-operated storefronts and will attempt to carry out record-filing with MOFCOM or its local counterparts after our self-operated storefronts operate for one year. We are looking for appropriate premises for our self-operated stores currently and have established one self-operated storefront in December 2013. In addition, we established three self-operated storefront in the second quarter of 2014. It is roughly estimated that we could satisfy the requirements under PRC laws and regulations related to commercial franchising within the first quarter of 2015. Until we become compliant with the relevant PRC laws and regulations, we do not plan to develop any franchise stores.

VIP Club Program

At our existing and any future self-operated physical retail store(s) in Guangdong Province, we offer prepaid cards to customers for purchase. The prepaid cards are only available for purchase at our self-operated physical store(s) in Guangdong Province, not any of our online, mobile, and set-top box stores. Customers can use the prepaid cards to purchase local specialty products at all of our self-operated physical retail store(s), online, mobile or set-top box stores. The cash collected from the sales of prepaid cards is initially recorded as advance from customers on the consolidated balance sheets and subsequently recognized as revenues when the prepaid cards are redeemed to purchase products.In connection with prepaid card sales, we offer club memberships (VIP Club Memberships”) to qualified VIP customers (the “VIP Club Members). To receive one VIP Club Membership, a customer is required to purchase at once prepaid cards in an amount of RMB 30,000 (approximately US $4,958) and, recruit 30 registered members (the “Registered Members”) to our self-operated physical store(s). Registered Members receive special promotions and discounts as do VIP Club Members, but unlike VIP Club Members, they do not have to meet the thresholds of prepaid card purchase or member recruiting and are not entitled to profit sharing discussed below. We plan to grant up to 2,500 VIP Club Memberships at the self-operated physical retail store(s) in total. Each individual customer can receive up to three VIP Club Memberships. In return for joining the VIP club, the VIP Club Members receive in cash each quarter, a total of 40% of the quarterly net income of all of our self-operated physical retail store(s) in Guangdong Province on an aggregated basis, if these self-operated physical retail store(s), on an aggregated basis, record net income (under the U.S. GAAP standard) for that quarter. The cash award is distributed within 15 calendar days after each quarter end among the VIP Club Members pro rata according to the number of their membership(s). If any adjustment is made to the net income amount of the self-operated physical retail store(s) after the review or audit by our auditor, we reflect the difference in the next immediate distribution. In addition, when a VIP Club Member refers a new member to the VIP club, the referrer is awarded in the form of prepaid cards, 10% of the amount that the referee spends on his or her first-time purchase.

This VIP Club Membership program is designed to improve the cash flow of our self-operated physical retail store(s) at the development stage and enhance their operating performance in the long run by utilizing the VIP club members as a marketing force. Both “net income” and “referral” awards are treated as promotional expenses to promoting self-operated physical retail store(s).

The Company has historically reported a net loss and is currently operating on a going concern basis. The Company’s expenses at this stage are principally professional fees, relating to organizing the Company and its subsidiaries. Our self-operated physical retail store(s), which are controlled and managed by Zhongshan Supermarket, is not expected to incur substantial expenses of professional fees as the Company does, and rather, they are only expected to incur costs of sales, operating and other expenses in line with revenues generation. Therefore, we expect that when the self-operated physical retail stores(s) record net income there will most likely be positive cash flow to fund the distribution to our VIP Club Members. If the self-operated physical retail stores(s) encounter insufficient cash and cash equivalents to fund the distribution of cash awards, the shareholders of Zhongshan Supermarket will fund the distribution pro rata in accordance with their shareholdings. However, they are not under any contractual obligations to do so. If any distribution due is not promptly funded, we may face legal actions taken by the VIP Club Members and the operation of our self-operated physical retail store(s) may be severely disrupted. During the period from April 15, 2013 (inception) to March 31, 2014, no cash awards were distributed to the VIP Club Members as the self-operated physical retail store recorded net loss,

Membership Reward Program

The Company has a membership points program in which the Company awards points to customers when they firstly join the program. The customers also earn one point for each Renminbi spent at the online store or the mobile store.

Under the membership points program, the points earned can be used to pay for future purchases at the online store or the mobile store. The membership points never expire and cannot be exchanged for cash. The Company estimated that there would be no breakage of the point redemption.

The free points offered when the customers firstly join the membership program are recorded as expense at the time of use.

Regarding the points which the customers earn from money spent on the online store or mobile store, the Company allocates the transaction price to the product and the points on a relative standalone selling price basis whereas the portion of the points will be recognized upon redemption. The Company accrues liabilities for the estimated value of the points earned and expected to be redeemed. The accrual is based on all outstanding reward points related to prior purchases at the end of each reporting period, as the Company does not currently have sufficient historical data to reasonably estimate the usage rate of these reward points. These liabilities reflect our management’s best estimate of the cost of future redemptions. Deferred revenue of $6,264 was recorded as of March 31, 2014.

Inventory

Inventory is stated at the lower of cost or market. Cost of inventory is determined using the weighted average cost method. Adjustments are recorded to write down the cost of inventory to the estimated market value for slow-moving merchandise and damaged goods. The amount of write down is also dependent upon factors such as whether the goods are returnable to vendors, inventory aging, historical and forecasted consumer demand, and promotional environment.

Write downs are recorded in cost of goods sold in the consolidated statements of operations and comprehensive income (loss).

No write downs were recorded in the period from April 15, 2013 (inception) to March 31, 2014.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and impairment losses. Gains or losses on dispositions of property and equipment are included in operating income (loss). Major additions, renewals and betterments are capitalized, while maintenance and repairs are expensed as incurred.

Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method from the time the assets are placed in service. Estimated useful lives are as follows, taking into account the assets' estimated residual value:

Classification	Estimated useful life
Furniture, fixtures and equipment	2 to 3 years
Leasehold improvements	Over the shorter of lease terms or estimated useful lives of the assets
Motor vehicles	5 years

Long lived assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When these events occur, the Company assesses the recoverability of these long-lived assets by comparing the carrying amount of the assets to the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the future undiscounted cash flow is less than the carrying amount of the assets, the Company recognizes an impairment equal to the difference between the carrying amount and fair value of these assets.

No impairment was recorded during the period from April 15, 2013 (inception) to March 31, 2014.

Value added taxes

The Company's PRC subsidiaries are subject to VAT at a rate of 17% on proceeds received from customers, and are entitled to a refund for VAT already paid or borne on the goods purchased by it that have generated the gross sales proceeds. The VAT balance is recorded in other payables on the consolidated balance sheets.

Income Taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the period from April 15, 2013 (inception) to March 31, 2014. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Loss per share

Basic loss per share is computed by dividing net earnings by the weighted average number of ordinary shares outstanding during the period from April 15, 2013 (inception) to March 31, 2014. Diluted loss per share is calculated by dividing net earnings by the weighted average number of ordinary and dilutive potential ordinary shares outstanding during the period from April 15, 2013 (inception) to March 31, 2014. Diluted loss per share was the same as basic loss per share due to the lack of dilutive items and the fact that Company is in net loss position.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.The Company adopted this ASU as early application for the consolidated financial statements of the period from April 15, 2013 (inception) to March 31, 2014.

3. OTHER RECEIVABLES

The amount is primarily related to the advances to employees which are solely utilized for the purpose of Company’s ordinary business operations. These advances have one-month term. The amount of advance to employees was $196,058 as of March 31, 2014, of which, $193,037 was returned back to the Company subsequently in April 2014.

Other receivables also include the amount related to guarantee deposits which consist of amounts paid to vendors for inventory products, consulting, and rental deposits. The guarantee deposits were $9,546 as of March 31, 2014.

4. PROPERTY AND EQUIPMENT, NET

March 31, 2014
$
Cost
Furniture, fixtures and equipment	22,968
Leasehold improvements	15,443
Motor vehicles	17,950
Sub-total	56,361
Less: accumulated depreciation	2,241
Property and equipment, net	54,120

Depreciation expense for the period from April 15, 2013 (inception) to March 31, 2014 was $2,241.

5. INTANGIBLE ASSETS

Intangible assets consist of ongoing website development. Intangible assets were $30,170 as of March 31, 2014. Amortization expense of $603 was recorded during the period from April 15, 2013 (inception) through March 31, 2014.

6. ADVANCE FROM CUSTOMERS

Advance from customers is the amount related to the prepaid cards purchased by the VIP Club Members and other customers at our self-operated physical retail store. Advance from customers was $433,283 as of March 31, 2014.

7. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

On May 29, 2013, the Company issued 49,850,000 shares of common stock as founder shares to Pilot International Investment Co., Ltd. (“Pilot International”) at par value.

On August 16, 2013, the Company completed a private placement transaction with a group of investors.   Pursuant to the Subscription Agreement with the investors, the Company issued to the investors an aggregate of 139,500 shares of common stock.

On September 9, 2013, PILOT International, the Company’s principal stockholder, transferred 499,895 shares of the Company’s common stock held by it, to Albeck Financial Services and as partial compensation for business consulting services rendered by Albeck Financial Services to the Company.

On September 9, 2013, PILOT International, the Company’s principal stockholder, transferred 499,895 shares of the Company’s common stock held by it, to Alta Capital Partners as partial compensation for business consulting services rendered by Alta Capital Partners to the Company.

On October 23, 2013, the stockholders of Zhongshan WINHA made additional capital contribution to Zhongshan WINHA of RMB 1,000,000, or approximately $164,204, which has been registered with Zhongshan Bureau Administration for Industry and Commerce on November 5, 2013. The Company has completed the amendment procedures to the registration of equity interest pledge on December 27, 2013.

Preferred Stock

The Company has the authority to issue up to a total of twenty million (20,000,000) shares of blank check preferred stock with a par value of $0.001 per share. The preferred stock shall have such designations, voting powers, preferences and relative participating optional or other special rights which shall be designated in such series or amounts as the qualifications, limitations and restrictions thereof shall be determined by the board of directors of the Corporation.

Statutory Reserve

The Company’s China-based subsidiaries to be set up and VIEs to be acquired are required to make appropriations to certain non-distributable reserve funds.

Pursuant to the China Foreign Investment Enterprises laws, the Company’s China-based subsidiaries to be set up, which are called wholly foreign-owned enterprises (“WFOEs”), have to make appropriations from their after-tax profit as determined under generally accepted accounting principles in the PRC (the “after-tax-profit under PRC GAAP”) to non-distributable reserve funds, including (i) general reserve fund and (ii) staff bonus and welfare fund. Each year, at least 10% of the after-tax-profit under PRC GAAP is required to be set aside as general reserve fund until such appropriations for the fund equal 50% of the paid-in capital of the applicable entity. The appropriation for the other two reserve funds is at the Company’s discretion as determined by the Board of Directors of each entity.

Pursuant to the China Company Laws, the Company’s China-based subsidiaries to be acquired, which are called domestically funded enterprises, as well as the Company’s VIEs, have to make appropriations from their after-tax-profit under PRC GAAP to non-distributable reserve funds, including a statutory surplus fund and a discretionary surplus fund. Each year, at least 10% of the after-tax-profit under PRC GAAP is required to be set aside as a statutory surplus fund until such appropriations for the fund equal 50% of the registered capital of the applicable entity. The appropriation for the discretionary surplus fund is at the Company’s discretion as determined by the Board of Directors of each entity.

General reserve and statutory surplus funds are restricted to set-off against losses, expansion of production and operation and increasing registered capital of the respective company. Staff welfare and bonus fund are restricted to capital expenditures for the collective welfare of employees. The reserves are not allowed to be transferred to the Company in terms of cash dividends, loans or advances, nor are they allowed for distribution except under liquidation.

As of March 31, 2014, there was no profit appropriation to the statutory surplus fund or general reserve fund.

Furthermore, cash transfers from the Company’s PRC subsidiaries to its subsidiaries outside of China are subject to PRC government control of currency conversion. Shortages in the availability of foreign currency may restrict the ability of the PRC subsidiaries and consolidated affiliated entities to remit sufficient foreign currency to pay dividends or other payments to the Company, or otherwise satisfy their foreign currency denominated obligations.

8. INCOME TAXES

a) United States of America

As of March 31, 2014.the Company in the United States had $284,573 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward twenty years. The deferred tax assets at March 31, 2014 consist mainly of net operating loss carry forwards. Due to the uncertainty of the realization of the related deferred tax assets of $42,686, a reserve equal to the amount of deferred income taxes has been established at March 31, 2014. The Company has provided 100% valuation allowance to the deferred tax assets as of March 31, 2014 of $42,686

b) Cayman Islands Tax

C&V is a company incorporated in Cayman Islands. Under the current Cayman Island laws, C&V is not subject to tax on income or capital gain. In addition, upon payments of dividends by the Company to its stockholders, no Cayman Islands withholding tax is imposed.

c) Hong Kong Tax

WINHA Investment is incorporated in Hong Kong. WINHA Investment did not earn any income derived in Hong Kong from its date of incorporation to March 31, 2014, and therefore was not subject to Hong Kong Profits Tax.

d) PRC Tax

As of March 31, 2014, the Company in PRC had $436,303in net operating loss carry forwards available to offset future taxable income. The deferred tax assets at March 31, 2014 consist mainly of net operating loss carry forwards. Due to the uncertainty of the realization of the related deferred tax assets of $109,076, a reserve equal to the amount of deferred income taxes has been established at March 31, 2014. The Company has provided 100% valuation allowance to the deferred tax assets as of March 31, 2014 of $109,076.

9. OPERATING LEASE COMMITMENTS

The total future minimum lease payments under non-cancellable operating lease with respect to office and server as of March 31, 2014 was payable as follows:

Year ending March 31, 2015	62,049
Year ending March 31, 2016	62,737
Year ending March 31, 2017	49,338
Year ending March 31, 2018	52,296
After March 31, 2018	40,961
Total	$267,381

Rental expense of the Company from inception to March 31, 2014 was $31,586.

10. SUBSEQUENT EVENT

In accordance with ASC Topic 855-10, the Company has analyzed its operation subsequent to March 31, 2014 to the date these financial statements were issued. The subsequent events are as below:

The Company has set up three new retail stores in May and June 2014.  The cost of setting up these three retail stores was approximately $160,000 which was funded through addition capital contributions.

In June and July 2014, the registered capital of Zhongshan WINHA was increased from $321,730 to $804,324, which resulted in an increase of $482,594 in the Company’s additional paid-in capital.

