Form 10-Q
period 2014-06-30
WINHA INTERNATIONAL GROUP LTD
filed 2014-08-19
CIK 1584057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2014

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number 333-191063

WINHA Group International Limited

(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Yihe Center

5 Xinzhong Avenue, Suite 918

Shiqi District, Zhongshan

People’s Republic of China 528400

(Address of principal executive offices)

(Zip Code)

+86 (760) 8896-3655

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2014
Common Stock, par value $0.001 per share	49,989,500

WINHA INTERNATIONAL GROUP LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

Table of Contents

PART I. FINANCIAL INFORMATION

		Page Number
ITEM 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2014 (unaudited) and March 31, 2014 (audited)	1
	Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended June 30, 2014(unaudited) and the period from April 15, 2013 (Inception) through June 30, 2013(unaudited)	2
	Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2014(unaudited) and the period from April 15, 2013 (Inception) through June 30, 2013(unaudited)	3
	Notes to Consolidated Financial Statements	4

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	25

ITEM 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	26

ITEM 1A.	Risk Factors	26

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 3.	Defaults Upon Senior Securities	26

ITEM 4.	Mine Safety Disclosures	26

ITEM 5.	Other Information	26

ITEM 6.	Exhibits	27

 CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements”.  Forward-looking statements discuss matters that are not historical facts.  Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions.  Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties.  Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.  These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management, any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements.  In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.  All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars, except number of shares)

	As of June 30,	As of March 31,
	2014	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$469,620	$155,160
Other receivables	52,593	205,604
Inventory	186,341	41,254
Prepaid expenses	-	338

Total Current Assets	708,554	402,356

Non-current Assets:
Fixed assets, net	$135,186	$54,120
Intangible assets, net	36,930	30,170
Total Non-Current Assets	172,116	84,290

Total Assets	$880,670	$486,646

LIABILITIES AND EQUITY (DEFICIT)
LIABILITIES
Current Liabilities:
Accounts payable*	$2,488	$2,471
Advance from customers-current *	519,006	433,283
Accrued expense*	250,475	158,130
Salary payable*	31,446	22,412
Deferred revenue*	12,055	6,264

Total Current Liabilities	815,470	622,560

Non-Current Liabilities:	-	-
Advance from customers-non-current *	169,829	-
Total Non-Current Liabilities	169,829	622,560
Total Liabilities	985,299	622,560

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY (DEFICIT)

Stockholder’s Equity (Deficit)

Preferred stock ($0.001 par value, 20,000,000 shares authorized, zero issued and outstanding)

Common stock ($0.001 par value, 200,000,000 shares authorized, 49,989,500 shares issued and outstanding as of June 30, 2014 and March 31, 2014)	49,990	49,990

Additional paid-in capital	1,131,300	810,495

Accumulated deficit	(1,284,774)	(999,933)

Accumulated other comprehensive gain (loss)	283	(12)

Total Stockholders’ Deficit	(103,201)	(139,460)

Non-controlling interest	(1,428)	3,546

Total Deficit	(104,629)	(135,914)

Total Liabilities and Deficit	$880,670	$486,646

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

The accompanying notes are an integral part of these consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars, except number of shares)

	For the three months ended June 30, 2014	April 15, 2013 (Inception) through June 30, 2013
	(Unaudited)	(Unaudited)
Revenue	$118,749	$-

Cost of sales	(82,356)	-

Gross profit	36,393	-

Operating expenses

Selling expenses	(84,253)	-
General and administrative expenses	(239,403)	(196,088)

Net Loss from operations	(287,263)	(196,088)

Non-operating income (expenses)

Other income	92	-
Other expenses	(2,540)	-
Finance expenses	(87)	(78)

Net Loss before provision of income taxes	(289,798)	(196,166)

Provision for income taxes	(4)	-
Net loss	(289,802)	(196,166)

Net loss attributable to non-controlling interest	(4,961)	-
Net loss attributable to the Company	(284,841)	(196,166)

Net loss	(289,802)	(196,166)
Foreign currency translation adjustment	281	(19)
Comprehensive loss	(289,521)	(196,185)
Comprehensive loss attributable to non-controlling interest	(4,974)	-
Comprehensive loss attributable to the Company	$(284,547)	$(196,185)

Loss per share
- Basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding
- Basic and diluted	49,989,500	49,850,000

The accompanying notes are an integral part of these consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the period ended June 30, 2014	April 15, 2013 (Inception) through June 30, 2013
Cash flows from operating activities	(Unaudited)	(Unaudited)

Net loss	$(289,802)	$(196,166)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Amortization	218	-
Depreciation	3,759	-

Changes in operating assets and liabilities
Other receivables	153,580	(2,756)
Advance from customers	252,528	-
Inventory	(144,269)	-
Prepayments		(2,280)
Deferred revenue	5,738	-
Accrued expenses and other payable	101,690	28,816
Net cash provided by (used in) operating activities	83,442	(172,386)

Cash flows from investing activities
Intangible assets	(6,816)	(8,144)
Purchase of fixed assets	(84,231)	-
Net cash used in investing activities	(91,047)	(8,144)

Cash flows from financing activities
Proceeds from sales of common stocks	-	49,850
Proceeds from capital contribution from shareholders	320,805	315,847
Net cash provided by financing activities	320,805	365,697

Effect of exchange rate change on cash and cash equivalents	1,260	(8)
Net increase in cash and cash equivalents	314,460	185,159

Cash and cash equivalents, beginning balance	155,160	-
Cash and cash equivalents, ending balance	$469,620	$185,159

Supplement disclosure of cash flow information
Interest expense paid	$-	$-
Income taxes paid	$4	$-

The accompanying notes are an integral part of these consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

WINHA International Group Limited (“WINHA International” or “the Company”) was incorporated in Nevada on April 15, 2013. The subsidiaries of the Company and their principal activities are described as follows:

Name of company	Place and date incorporation	Attributable equity interest held	Principal activities

C&V International Holdings Company Limited (“C&V”)	Cayman May 21, 2013	100%	Investment holding

WINHA International Investment Holdings Company Limited(“WINHA Investment”)	Hong Kong May 10, 2013	100%	Investment holding
Shenzhen WINHA Information Technology Company Limited(“Shenzhen WINHA”)	PRC July 26, 2013	100%	Investment holding
Zhongshan WINHA Electronic Commerce Company Limited(“Zhongshan WINHA”)	PRC April 28, 2013	Variable Interest Entity	Retail

Zhongshan WINHA Supermarket Limited (“Zhongshan Supermarket”)	PRC December 5, 2013	90% owned by Variable Interest Entity	Retail

WINHA International and its subsidiaries are collectively referred to as the “Company”.

The Company recorded non-controlling interest of $1,428 in connection with Zhongshan Supermarket.

The Company retails local specialty products from different regions across China through its self-operated physical store, website, mobile store, set-top boxes for television sets, and also carries on wholesale of these products to a regional distributor. Our business model utilizes a multi-channel shopping platform to sell locally-produced food, beverages, and arts and crafts that are well-known across China. Through our comprehensive shopping platform, we provide customers with access to a variety of local products that can typically only be found in local stores or markets in specific regions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP ”) for interim financial information article 10 of Regulation S-X.

Accordingly, they do not include all of the information and notes required by U.S. GAAP for financial statements and should be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended March 31, 2014. In the opinion of Management, these financial statements contain all adjustments necessary for a fair presentation for and as of the end of the interim period, all of which were normal recurring adjustments. The results of operations for the three months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending March 31, 2015.

The Company’s fiscal yearend is March 31.

Going Concern, Management’s Plans and Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s operations resulted in a net loss attributable to the Company of $284,841and cash provided by operations of $83,442 during the three months ended June 30, 2014.As of June 30, 2014, the Company had an accumulated deficit of $1,284,774.

In the course of its development activities, the Company continues to sustain losses.  The Company expects to finance operations primarily through cash flow from operations and capital contributions from principal shareholders. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, our principal shareholders have indicated the intent and ability to provide additional equity financing.

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

The following financial statement amounts and balances of the VIE were included in the accompanying consolidated financial statements as of June 30, 2014 and March 31, 2014, and for the three months ended June 30, 2014 and for the period from April 15, 2013 (inception) to June 30,2013:

	June 30, 2014	March 31, 2014
	(Unaudited)
Total assets	$798,421	$389,357
Total liabilities	823,086	463,680

	Three months	from April 15, 2013
	ended June 30, 2014	(inception) to June 30,2013
	(Unaudited)
Net loss	$271,387	$40,105

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

There were no assets or liabilities measured at fair value on either a recurring or nonrecurring basis subject to the disclosure requirements of ASC 820 as of March 31 and June 30, 2014.

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

The Company capitalized a total of $6,816 and $8,144 of website development costs as intangible assets for the three months ended June 30, 2014 and for the period from April 15, 2013 (inception) to June 30,2013, respectively, related to its online sale platform which has been incurred pursuant to the development stage of graphics.

Comprehensive Loss

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 220 “Reporting Comprehensive Income”, and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. For the three months ended June 30, 2014  and for the period from April 15, 2013 (inception) to June 30,2013, the Company’s comprehensive loss includes net loss and foreign currency translation adjustments.

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

For the purpose of presenting these consolidated financial statements, the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, stockholder’s equity (deficit)accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period. The resulting translation adjustments are reported under accumulated other comprehensive income in the equity(deficit) section of the balance sheets.

Cash and Cash Equivalents

The Company considers highly-liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As at June 30, 2014, the Company’s cash and cash equivalents comprised of cash in bank of $467,657 and cash on hand of $1,963. As at March 31, 2014, the Company’s cash and cash equivalents comprised of cash in bank of $153,214 and cash on hand of $1,946. The Company’s cash deposit is held in financial institutions located in PRC and Hong Kong respectively. The Company believes these financial institutions are of high credit quality.

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

In December 2013, the Company decided to unwind the six existing franchise stores and keep the Company’s physical distribution channel free of franchise stores until the Company is fully in compliance with the PRC laws and regulation of commercial franchise. Consequently, the Company terminated all the existing franchise agreements and refunded the collected website construction and maintenance fees. Even though the existing franchise agreements were terminated, the Company keeps the option of franchise model open. No revenue from franchise store was generated for the period from April 15, 2013 (inception) to June 30, 2014.

☐	Retail Store - The Company recognizes sales revenue from retail store net of sales taxes and estimated sales returns at the time it sells merchandise to the customer. Customer purchases of shopping cards are not recognized as revenue until the card is redeemed and the customer purchases merchandise by using the shopping card. Revenue generated from retail store was $115,169 and $0 for the three months ended June 30, 2014 and the period from April 15, 2013 (inception) to June 30, 2013.

☐	Online Store– Each franchise owner is required to pay us a website construction and maintenance fee. The Company accounts for this website construction and maintenance fee revenue on a deferred basis, whereby revenue is recognized ratably over the service agreement period. No revenue from online store was generated from April 15, 2013 (inception) to June 30, 2014.

☐	Mobile store – Revenue is recognized on the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. No revenue from mobile store was generated from April 15, 2013 (inception) to June 30, 2014.

☐	Set-Top Box Store – Customers can browse the Company’s products on a television set (TV) screen if they choose to install a pre-programmed set-top box on their TVs without additional charge. A set-top box turns a TV into a display device, and customers with a set-top box pre-programmed with our product information can view and select products and complete purchases on a TV screen, among other functions of set-top boxes such as accessing internet web pages, streaming videos and movies, and playing games. Commission revenue is recognized on the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. In addition, set-top boxes are available for customer, and the related revenue is recognized upon delivery and acceptance of set-top boxes by our customers. No revenue from set-top box store was generated from April 15, 2013 (inception) to June 30, 2014.

☐	Wholesale - Wholesale revenue is recognized upon delivery and acceptance of products by our distributor, provided in each case that the other conditions of sales are satisfied: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred, upon shipment when title passes, or services have been rendered; (iii) our price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured. No revenue from wholesale store was generated from April 15, 2013 (inception) to June 30, 2014.

☐	Consignment sales–For the sales of goods which are held by retail stores as merchandise on consignment without included in the Company’s inventory, revenue is recognized on a net basis. Revenue generated from consignment sales was$3,580 and $0 for the three months ended June 30, 2014 and the period from April 15, 2013 (inception) to June 30, 2013.

Under related PRC laws and regulations, commercial franchising refers to the business activities where an enterprise that possesses the registered trademarks, enterprise logos, patents, proprietary technology or any other business resources, the franchisor, allows such business resources to be used by another business operator, the franchisee, through contract and the franchisee follows the uniform business model to conduct business operation and pays franchising fees according to the contract to conduct commercial franchising activities.  A franchisor must have certain prerequisites including a mature business model, the capability to provide long-term business guidance and training services to franchisees and ownership of at least two self-operated storefronts that have been in operation for at least one year within China.   We may be recognized as a commercial franchisor for authorizing other business entities to use our trademark and adopting a uniform business model. We have four self-operated storefronts, but none of them has been in operation for one year or longer as of June 30, 2014. Besides, we have not carried out record-filing with MOFCOM or its counterparts until June 30, 2014. Therefore, we may be subject to penalties such as forfeit of illegal income, imposition of fines ranging from RMB 10,000(approximately US $16,527) to RMB 500,000(approximately US $82,633) and may be bulletined by MOFCOM or its local counterparts. However, we will attempt to carry out record-filing with MOFCOM or its local counterparts after our self-operated storefronts operate for one year. It is roughly estimated that we could satisfy the requirements under PRC laws and regulations related to commercial franchising within the first quarter of 2015. Until we become compliant with the relevant PRC laws and regulations, we do not plan to develop any franchise stores.

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

The Company has historically reported a net loss and is currently operating on a going concern basis. The Company’s expenses at this stage are principally professional fees, relating to organizing the Company and its subsidiaries. Our self-operated physical retail store(s), which are controlled and managed by Zhongshan Supermarket, is not expected to incur substantial expenses of professional fees as the Company does, and rather, they are only expected to incur costs of sales, operating and other expenses in line with revenues generation. Therefore, we expect that when the self-operated physical retail stores(s) record net income there will most likely be positive cash flow to fund the distribution to our VIP Club Members. If the self-operated physical retail stores(s) encounter insufficient cash and cash equivalents to fund the distribution of cash awards, the shareholders of Zhongshan Supermarket will fund the distribution pro rata in accordance with their shareholdings. However, they are not under any contractual obligations to do so. If any distribution due is not promptly funded, we may face legal actions taken by the VIP Club Members and the operation of our self-operated physical retail store(s) may be severely disrupted. During the period from April 15, 2013 (inception) to June 30, 2014, no cash awards were distributed to the VIP Club Members as the self-operated physical retail store recorded net loss.

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

Regarding the points which the customers earn from money spent on the online store or mobile store, the Company allocates the transaction price to the product and the points on a relative standalone selling price basis whereas the portion of the points will be recognized upon redemption. The Company accrues liabilities for the estimated value of the points earned and expected to be redeemed. The accrual is based on all outstanding reward points related to prior purchases at the end of each reporting period, as the Company does not currently have sufficient historical data to reasonably estimate the usage rate of these reward points. These liabilities reflect our management’s best estimate of the cost of future redemptions. Deferred revenue of $6,264 and $12,055 was recorded as of March 31 and June 30, 2014 , respectively.

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

No write downs were recorded in the period from April 15, 2013 (inception) to June 30, 2013 and three months ended June 30, 2014.

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

Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method from the time the assets are placed in service. Estimated useful lives are as follows, taking into account the assets' estimated residual value:

Classification	Estimated useful life
Furniture, fixtures and equipment	2 to 3 years
Leasehold improvements	Over the shorter of lease terms or estimated useful lives of the improvements
Motor vehicles	5 years

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

No impairment was recorded for the three months ended June 30, 2014 and the period from April 15, 2013 (inception) to June 30, 2013.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred for the three months ended June 30, 2014 and the period from April 15, 2013 (inception) to June 30, 2013.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Earnings (loss) per share

Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) attributable to holders of common shares by the weighted average number of ordinary shares outstanding during the periods. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be anti-dilutive. As of March 31, 2014, there are no dilutive securities.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.The Company adopted this ASU as early application for the consolidated financial statements of the period from April 15, 2013 (inception) to June 30, 2013 and three months ended June 30, 2014.

3. OTHER RECEIVABLES

	June 30, 2014	March 31, 2014
	(Unaudited)

Advance to employee	$322	$196,058
Deposit	52,271	9,546
Total	52,593	205,604

Other receivables includeadvances to employees and guarantee deposits paid to vendors for inventory products, consulting, and rental deposits.Advances to employeesgenerally have one-month term and are solely utilized for the purpose of Company’s ordinary business operations.

4. PROPERTY AND EQUIPMENT, NET

	June 30, 2014	March 31, 2014
Cost	(Unaudited)

Furniture, fixtures and equipment	$58,177	$22,968
Leasehold improvements	62,292	15,443
Motor vehicles	20,738	17,950
Sub-total	141,207	56,361
Less: accumulated depreciation	(6,021)	(2,241)
Property and equipment, net	135,186	54,120

Depreciation expense for the three months ended June 30, 2014 and the period from April 15, 2013 (inception) to June 30,2013 was $3,759 and $0, respectively.

5. INTANGIBLE ASSETS

Intangible assets consist of ongoing website development. Intangible assets were $36,930 and $30,170 as of June 30, 2014 and March 31, 2014, respectively. Amortization expense of $218 and $0 was recorded during the three months ended June 30, 2014 and the period from April 15, 2013 (inception) to June 30, 2013.

6. ADVANCE FROM CUSTOMERS

Advance from customers is the amount related to the prepaid cards purchased by the VIP Club Members and other customers at our self-operated physical retail store. To our best estimation, advance from customers which can be settled in the next twelve months was recorded as advance to customers –current; others are for advance to customers –non-current. Advance from customers-current was $519,006 and $433,283 as of June 30, 2014 and March 31, 2014, respectively. While, advance from customers- non-current was $169,829 and $0 as of June 30, 2014 and March 31, 2014, respectively.

7. COMMITMENTS AND CONTINGENCIES

Profit sharing commitment to the VIP Club Members of our existing and any future self-operated physical retail store(s) in Guangdong Province

As one of the benefits of joining the VIP Club Membership of our existing and any future self-operated physical retail store(s) in Guangdong Province, these VIP Club Members receive in cash each quarter, a total of 40% of the quarterly net income of all of our self-operated physical retail store(s) in Guangdong Province on an aggregated basis, if these self-operated physical retail store(s), on an aggregated basis, record net income (under the U.S. GAAP standard) for that quarter. During the period from April 15, 2013 (inception) to June 30, 2014, no cash awards were distributed to the VIP Club Members as the self-operated physical retail store recorded net loss. See the paragraph of “VIP Club Program” in Note 2.

8. STOCKHOLDERS’ EQUITY (DEFICIT)

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

On October 23, 2013, the stockholders of Zhongshan WINHA made additional capital contribution to Zhongshan WINHA of RMB 1,000,000, or approximately $164,204.

On June 24, 2014, the stockholders of Zhongshan WINHA made additional capital contribution to Zhongshan WINHA of RMB 2,000,000, or approximately $320,805.

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

As of June 30, 2014 and March 31, 2014, there was no profit appropriation to the statutory surplus fund or general reserve fund.

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

9. INCOME TAXES

a) United States of America

The Company was incorporated in Nevada and is exempt from state tax. The Company is subject to U.S. federal income tax with a system of graduated tax rates ranging from 15% to 35%.

As of June 30, 2014 and March 31, 2014, the Company in the United States had $288,032 and $284,573, respectively, in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward twenty years. The deferred tax assets at June 30, 2014 and March 31, 2014 were $43,205 and $42,686, respectively, mainly consisting of net operating loss carry-forwards. Due to the uncertainty of the realization of the related deferred tax assets, the Company has provided 100% valuation allowance to the deferred tax assets as of June 30, 2014 and March 31, 2014.

b) Cayman Islands Tax

C&V is a company incorporated in Cayman Islands. Under the current Cayman Island laws, C&V is not subject to tax on income or capital gain. In addition, upon payments of dividends by the Company to its stockholders, no Cayman Islands withholding tax is imposed.

c) Hong Kong Tax

WINHA Investment is incorporated in Hong Kong. WINHA Investment did not earn any income derived in Hong Kong from its date of incorporation to June 30, 2014, and therefore was not subject to Hong Kong Profits Tax.

d) PRC Tax

The Company’s subsidiaries established in PRC are subject to income tax rate of 25%.

As of June 30, 2014 and March 31, 2014, the Company’s subsidiaries in PRC had $702,701 and $436,303 in net operating loss carry forwards available to offset future taxable income. Net operating losses can generally be carried forward by five years in PRC. The deferred tax assets at June 30, 2014 and March 31, 2014 were $175,675 and $109,076, respectively, mainly consisting of net operating loss carry-forwards. Due to the uncertainty of the realization of the related deferred tax assets, the Company has provided 100% valuation allowance to the deferred tax assets as of June 30, 2014 and March 31, 2014.

10. OPERATING LEASE COMMITMENTS

The total future minimum lease payments under non-cancellable operating lease with respect to office and server as of June 30, 2014 was payable as follows:

Remaining for year ending March 31, 2015	115,116
Year ending March 31, 2016	154,330
Year ending March 31, 2017	146,594
Year ending March 31, 2018	125,800
Year ending March 31, 2019	118,595
After March 31, 2019	7,287
Total	$667,722

Rental expense of the Company for the three months ended June 30, 2014 and for the period from inception to the end of June 30, 2013 was $20,359 and $0.

11. SUBSEQUENT EVENT

In accordance with ASC Topic 855-10, the Company has analyzed its operation subsequent to June 30, 2014 to the date these financial statements were issued. The subsequent events are as below:

In July 2014, the registered capital of Zhongshan WINHA was increased from $648,106  to $809,303, which resulted in an increase of $161,197  in the Company’s additional paid-in capital.

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

Our management’s discussion and analysis of financial condition and results of operations includes the following sections:

☐	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

☐	Critical Accounting Policies and Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

☐	Results of Operations. An analysis of our financial results for the period from inception to June 30, 2014.

☐	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

☐	Contractual Obligations and Off-Balance-Sheet Arrangements. Overview of contractual obligations, contingent liabilities, commitments, and off-balance-sheet arrangements outstanding as of June 30, 2014.

Overview

WINHA retails local specialty products from different regions across China through its self-operated physical store, website, mobile store, set-top boxes for television sets, and also carries on wholesale of these products to a regional distributor. Our innovative business model utilizes a multi-channel shopping platform to sell locally-produced food, beverages, and arts and crafts that are well-known across China. Through our shopping platform, we provide customers with access to a large variety of local products that can traditionally only be found in local stores or markets in specific regions.

Our vision is to promote different local cultures and traditions that exist throughout China, while bolstering local economies and raising people’s awareness of each region’s cultural heritage.

We operate our business in China through Zhongshan WINHA, a variable interest entity of us. We expect that virtually all of our revenue, once generated, derives from Zhongshan WINHA. On August 1, 2013, we obtained the controlling interest of Zhongshan WINHA via Shenzhen WINHA through a series of contractual arrangements executed on August 1, 2013, which include an exclusive business cooperation agreement, exclusive option agreements, loan agreements, share pledge agreements, powers of attorney and spouse consents. Shenzhen WINHA, through these arrangements, became the primary beneficiary of and consolidated with its variable interest entity, Zhongshan WINHA. For more detailed information with respect to the contractual arrangements, see “Description of Business – Our Corporate History and Structure” in our Annual Report on Form 10-K filed on July 15, 2014.

However, if Zhongshan WINHA and its shareholders fail to perform their obligations under the contractual arrangements, or if we suffer significant delay or other obstacles in the process of enforcing these contractual arrangements, or if legal remedies under the PRC law that we rely on are not available or effective, our business and operations could be severely disrupted, which could materially and adversely affect our results of operations, revenue generated in the PRC and damage our reputation, which could materially and adversely affect our results of operations and our ability to generate revenue in the PRC and damage our reputation. Further, if the Company is deemed to have lost control of Zhongshan WINHA, we may not able to continue to consolidate Zhongshan WINHA’s financials. As a result, we may be unable to pay any dividend to our shareholders and the price of our common stock may drop drastically which could cause our shareholder to experience severe loss in their investment in our Company. See a more detailed discussion of the relevant risks on page 8 under the heading “Risk Factors” in our Annual Report on Form 10-K filed on July 15, 2014.

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

On December 5, 2013, Zhongshan WINHA as the 90% equity holder and a non-affiliate party as the 10% equity holder, formed Zhongshan Supermarket in Guangdong, China. Zhongshan Supermarket was formed to operate the storefront in Zhongshan city.

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

☐

Opening up self-operated stores.

We established one self-operated storefront in December 2013. In addition, we established three self-operated storefront in the second quarter of 2014. Our self-operating stores are engaged in the retail of local specialty products. We plan to carry out record-filing with MOFCOM or its local counterparts after our self-operated storefronts operate for one year. It is roughly estimated that we could satisfy the requirements under PRC laws and regulations related to commercial franchising within the first quarter of 2015. The expense associated with opening up these self-operated storefronts is estimated to be approximate RMB 500,000, or approximately $81,780.

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

17

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

Our business operations are subject to primarily PRC laws and regulations on telecommunications services, Internet content services, advertising business, and may be subject to PRC laws and regulations on commercial franchising and other business sectors. There are substantial uncertainties regarding the interpretation and application of current and future PRC laws, rules and regulations, including, but not limited to, the laws and regulations governing our business, the validity and enforcement of our contractual arrangements, our corporate structure and this offering. If the PRC government determines that we are in violation of applicable PRC laws, rules or regulations, we could be subject to sanctions, including but not limited to levying fines, confiscating illegal income, revoking business and operating licenses of our variable interest entity, Zhongshan WINHA, and other penalties that would severely disrupt our ability to conduct business, severely damage our reputation and have a material adverse effect on our business, financial condition, results of operations and prospects. For more detailed information, see “Risk Factors” and “Government Regulations” in our Annual Report on Form 10-K filed on July 15,2014.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of June 30, 2014 and March 31, 2014.

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

In December 2013, the Company decided to unwind the six existing franchise stores and keep the Company’s physical distribution channel free of franchise stores until the Company is fully in compliance with the PRC laws and regulation of commercial franchise. Consequently, the Company terminated all the existing franchise agreements and refunded the collected website construction and maintenance fees. Even though the existing franchise agreements were terminated, the Company keeps the option of franchise model open. No revenue from franchise store was generated for the period from April 15, 2013 (inception) to June 30, 2014.

☐	Retail Store - The Company recognizes sales revenue from retail store net of sales taxes and estimated sales returns at the time it sells merchandise to the customer. Customer purchases of shopping cards are not recognized as revenue until the card is redeemed and the customer purchases merchandise by using the shopping card. Revenue generated from retail store was $115,169 and $0 for the three months ended June 30, 2014 and the period from April 15, 2013 (inception) to June 30, 2013.

☐	Online Store– Each franchise owner is required to pay us a website construction and maintenance fee. The Company accounts for this website construction and maintenance fee revenue on a deferred basis, whereby revenue is recognized ratably over the service agreement period. No revenue from online store was generated from April 15, 2013 (inception) to June 30, 2014.

☐	Mobile store – Revenue is recognized on the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. No revenue from mobile store was generated from April 15, 2013 (inception) to June 30, 2014.

☐	Set-Top Box Store – Customers can browse the Company’s products on a television set (TV) screen if they choose to install a pre-programmed set-top box on their TVs without additional charge. A set-top box turns a TV into a display device, and customers with a set-top box pre-programmed with our product information can view and select products and complete purchases on a TV screen, among other functions of set-top boxes such as accessing internet web pages, streaming videos and movies, and playing games. Commission revenue is recognized on the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. In addition, set-top boxes are available for customer, and the related revenue is recognized upon delivery and acceptance of set-top boxes by our customers. No revenue from set-top box store was generated from April 15, 2013 (inception) to June 30, 2014.

☐	Wholesale - Wholesale revenue is recognized upon delivery and acceptance of products by our distributor, provided in each case that the other conditions of sales are satisfied: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred, upon shipment when title passes, or services have been rendered; (iii) our price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured. No revenue from wholesale store was generated from April 15, 2013 (inception) to June 30, 2014.

☐	Consignment sales–For the sales of goods which are held by retail stores as merchandise on consignment without included in the Company’s inventory, revenue is recognized on a net basis. Revenue generated from consignment sales was$3,580 and $0 for the three months ended June 30, 2014 and the period from April 15, 2013 (inception) to June 30, 2013.

Under related PRC laws and regulations, commercial franchising refers to the business activities where an enterprise that possesses the registered trademarks, enterprise logos, patents, proprietary technology or any other business resources, the franchisor, allows such business resources to be used by another business operator, the franchisee, through contract and the franchisee follows the uniform business model to conduct business operation and pays franchising fees according to the contract to conduct commercial franchising activities. A franchisor must have certain prerequisites including a mature business model, the capability to provide long-term business guidance and training services to franchisees and ownership of at least two self-operated storefronts that have been in operation for at least one year within China.  We may be recognized as a commercial franchisor for authorizing other business entities to use our trademark and adopting a uniform business model. We have four self-operated storefronts, but none of them has been in operation for one year or longer as of June 30, 2014. Besides, we have not carried out record-filing with MOFCOM or its counterparts until June 30, 2014. Therefore, we may be subject to penalties such as forfeit of illegal income, imposition of fines ranging fromRMB 10,000(approximately US $16,527) to RMB 500,000(approximately US $82,633) and may be bulletined by MOFCOM or its local counterparts. However, we will attempt to carry out record-filing with MOFCOM or its local counterparts after our self-operated storefronts operate for one year. It is roughly estimated that we could satisfy the requirements under PRC laws and regulations related to commercial franchising within the first quarter of 2015. Until we become compliant with the relevant PRC laws and regulations, we do not plan to develop any franchise stores.

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

The Company has historically reported a net loss and is currently operating on a going concern basis. The Company’s expenses at this stage are principally professional fees, relating to organizing the Company and its subsidiaries. Our self-operated physical retail store(s), which are controlled and managed by Zhongshan Supermarket, is not expected to incur substantial expenses of professional fees as the Company does, and rather, they are only expected to incur costs of sales, operating and other expenses in line with revenues generation. Therefore, we expect that when the self-operated physical retail stores(s) record net income there will most likely be positive cash flow to fund the distribution to our VIP Club Members. If the self-operated physical retail stores(s) encounter insufficient cash and cash equivalents to fund the distribution of cash awards, the shareholders of Zhongshan Supermarket will fund the distribution pro rata in accordance with their shareholdings. However, they are not under any contractual obligations to do so. If any distribution due is not promptly funded, we may face legal actions taken by the VIP Club Members and the operation of our self-operated physical retail store(s) may be severely disrupted. During the period from April 15, 2013 (inception) toJune 30, 2014, no cash awards were distributed to the VIP Club Members as the self-operated physical retail store recorded net loss.

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

Regarding the points which the customers earn from money spent on the online store or mobile store, the Company allocates the transaction price to the product and the points on a relative standalone selling price basis whereas the portion of the points will be recognized upon redemption. The Company accrues liabilities for the estimated value of the points earned and expected to be redeemed. The accrual is based on all outstanding reward points related to prior purchases at the end of each reporting period, as the Company does not currently have sufficient historical data to reasonably estimate the usage rate of these reward points. These liabilities reflect our management’s best estimate of the cost of future redemptions. Deferred revenue of $12,055 and $6,264 was recorded as of June 30, 2014 and March 31, 2014, respectively.

Results of operations of Our Company

Revenue

During the three months ended June 30, 2014, we had total revenue of $118,749, compared to $0 for the period from April 15, 2013 (inception) to June 30, 2013. The Company has begun to generate revenue since the third quarter of 2013.

Cost of Sales

Cost of revenue for the three months ended June 30, 2014 was $82,356, compared to $0 for the period from April 15, 2013 (inception) to June 30, 2013. The increase was in line with the Company’s revenue generating activities.

Selling Expenses

Selling expenses represented the staff cost and expense related to the sales departments and retail stores. Selling expenses for the three months ended June 30, 2014 was $84,253, as compared to $0 for the period from April 15, 2013 (inception) to June 30, 2013. The increase was directly related to the Company’s retail stores operating at the beginning of 2014.

General and Administrative Expenses

The following table sets forth main components of the Company’s general and administrative expenses for the three months ended June 30, 2014 and the period from April 15, 2013 (inception) to June 30, 2013.

	Three months ended June 30, 2014		April 15, 2013 (inception) through June 30, 2013
	Amount	% of Total	Amount	% of Total
Legal and professional fees	39,313	16.4%	158,331	80.7%
Salary and welfare	86,430	36.1%	16,518	8.4%
Office expense	81,235	33.9%	20,127	10.3%
Rental expense	19,801	8.3%	-	-
Others	12,624	5.3%	1,112	0.6%
Total G&A	$239,403	100.0	$196,088	100.0%

General and administrative expenses for the three months ended June 30, 2014 was $239,403, compared to $196,088 for the period from April 15, 2013 (inception) to June 30, 2013, an increase of $43,315, or approximately 22%. The increase was mainly a result of the increase in the salary and welfare, office expense, rental expense and others as the scale of our operation enlarged in the third quarter of 2013, albeit offset by the decrease in the legal and professional fees. The significant amount of legal and professional fees in the period from April 15, 2013 (inception) to June 30, 2013 was primarily incurred in connection with the incorporation of the Company and its subsidiaries and the professional fees paid to become a public company.

Net Loss

As a result of the above, our net loss for the three months ended June 30, 2014 was $289,802, as compared to $196,166 for the period from April 15, 2013 (inception) to June 30, 2013. The increase of net loss was mainly due to an increase of operating expense by $91,175, which was partially offset by an increase of gross margin by $36,393.

Liquidity and Capital Resources

As of June 30, 2014, the Company had cash and cash equivalent of $469,620, compared to $155,160 as of March 31, 2014. There was an increase of $314,460 in cash and cash equivalents from March 31, 2014 to June 30, 2014.

During the three months ended June 30, 2014, we have financed our operations through capital contribution by our shareholders of $320,806. We have invested $84,231 in purchasing fixed assets and $6,816 in intangible assets. Net cash provided by operations amounted to $83,442 during the period ended June 30, 2014, which was primarily attributable to the increase in advance from customers, accrued expenses and other payable, and the decrease in the other receivables, albeit offset by operating loss and the increase of inventory.

The following table summarizes our cash flows for the three months ended June 30, 2014 and for the period from April 15, 2013 (inception) to June 30, 2013:

	For three months ended June 30, 2014	For the period from April 15, 2013 (inception) to June 30, 2013
Net cash provided by (used in) operating activities	$83,442	$(172,386)
Net cash used in investing activities	$(91,047)	$(8,144)
Net cash provided by financing activities	$320,805	$365,697

Net Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities was $83,442 for the three months ended June 30, 2014 and $172,386 used in operating activities for the period from April 15, 2013 (inception) to June 30, 2013, respectively. The increase in the cash flow was mainly due to the increase in advance from customers, accrued expenses and other payable, and the decrease in the other receivables, albeit offset by operating loss and the increase of inventory.

Net Cash Used in Investing Activities. Our investing activities for the three months ended June 30, 2014 and the period from April 15, 2013 (inception) to June 30, 2013 used cash of $91,047 and $8,144, respectively. The increase was mainly related to the purchase of fixed assets.

Net Cash Provided by Financing Activities. Net cash provided by financing activities for the three months ended June 30, 2014 and the period from April 15, 2013 (inception) to June 30, 2013 was $320,805 and $365,697, respectively. The difference was mainly the proceeds from the sales of our common stock during the three months period from April 15, 2013 to June 30, 2013.

Capital Resources

We had negative working capital of $106,916 and $220,204 as of June 30, 2014 and March 31, 2014, respectively. The reason for the increase in negative working capital from March 31, 2014 to June 30, 2014 was primarily the increase in advance from customers and accrued liabilities albeit offset by the increase of inventory and cash and cash equivalents.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s operations resulted in a net loss attributable to the Company of $284,841 and cash provided by operations of $83,442 during the three months ended June 30, 2014. As of June 30, 2014, the Company had an accumulated deficit of $1,284,774.

In the course of our development activities, the Company continues to sustain losses.  The Company expects to finance operations primarily through cash flow from operations and capital contributions from principal shareholders. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, our principal shareholders have indicated the intent and ability to provide additional equity financing.

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

Transfer of Cash

According to PRC laws and regulations, in the event that we need to finance our subsidiary in the future, we are allowed to providing funding by means of capital contributions or loans. The loans are subject to applicable government registration and approval requirements. We may not be able to complete the registration or obtain these government approvals on a timely basis. If we fail to complete such registration or receive such approvals, our ability to capitalize our PRC operations may be negatively affected, which could adversely affect our liquidity. See PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from making loans or additional capital contributions to our PRC operating subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Our management, our President, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on the evaluation as of June 30, 2014, for the reasons set forth below, our President concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of June 30, 2014, the Company determined that the following items constituted a material weakness:

•	We have not achieved the desired level of corporate governance with regard to identifying and measuring the risk of material misstatement. Because of our limited internal resources, we lack key monitoring mechanism such as independent directors and audit committee to oversee and monitor Company’s risk management, business strategies and financial reporting procedures.

•	We have not designed and implemented controls to maintain appropriate segregation of duties in its manual and computer-based business processes which could affect the Company’s purchasing controls, the limits on the delegation of authority for expenditures, and the proper review of manual journal entries.

•	Our accounting department personnel have limited knowledge and experience in US GAAP and reports with the Securities and Exchange Commission (the “SEC”). To remediate the material weakness, the management has hired an external consultant with extensive experience in US GAAP and reports with the SEC who is responsible for assisting the Company with (i) the preparation of its financial statements in accordance with US GAAP, and (ii) its periodic reports with the SEC.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

To the best of our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A. Risk Factors

There were no material changes to the Risk Factors disclosed in “Item 1A.  Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2014.  For more information concerning our risk factors, please see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2014.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

 *In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 19, 2014	WINHA International Group Limited

	By:	/s/ Chung Yan Winnie Lam
Chung Yan Winnie Lam
President
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

