Form 10-Q
period 2014-09-30
WINHA INTERNATIONAL GROUP LTD
filed 2014-11-19
CIK 1584057

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 333-191063

WINHA INTERNATIONAL GROUP LIMITED (Name of Registrant in its Charter)

Nevada	_____________________
(State of Other Jurisdiction of incorporation or organization)	(I.R.S.) Employer I.D. No.)

Yile Center, 5 Xinzhong Avenue, Suite 918 Shiqi District, Zhongshan, P.R. China 528400
(Address of Principal Executive Offices)

Issuer's Telephone Number: 86-760-8896-3655

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐   Accelerated filer ☐    Non-accelerated filer ☐   Smaller reporting company ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

November 19, 2014

Common Voting Stock: 49,989,500

WINHA INTERNATIONAL GROUP LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2014

WINHA INTERNATIONAL GROUP LIMITED

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S.$)

	September 30,	March 31,
ASSETS	2014	2014
	(Unaudited)

Current assets:
Cash and cash equivalents	$616,773	$155,160
Accounts receivable	426,340	-
Other accounts receivable-external	29,826	205,604
Inventory, net	1,081,338	41,254
Prepaid expenses	9,519	338

Total current assets	2,163,796	402,356

Non-current assets
Fixed assets, net	445,999	54,120
Intangible assets, net	6,916	7,440
Website expansion in progress	29,898	22,730

Total non-current assets	482,813	84,290

Total Assets	$2,646,609	$486,646

See accompanying notes to the consolidated financial statements

WINHA INTERNATIONAL GROUP LIMITED

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S.$) (CONTINUED)

	September 30,	March 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	2014	2014
	(Unaudited)

Current liabilities:
Accounts payable-external	$660,323	$2,471
Advance from customers	693,694	433,283
Deferred revenue	12,145	6,264
Payroll payable	46,079	22,412
Taxes payable	13,255	-
Accrued liabilities and other payables	9,006	158,130

Total current liabilities	1,434,502	622,560

Stockholders’ equity:
Common stock, $0.001 par value per share, 200,000,000 shares authorized; 49,989,500 shares issued and outstanding as of September 30, 2014 and March 31, 2014	49,990	49,990
Additional paid-in capital	1,782,372	810,495
(Accumulated deficit)	(619,873)	(999,933)
Other comprehensive (loss)	(382)	(12)

Stockholders’ equity before noncontrolling interests	1,212,107	(139,460)
Noncontrolling interests	-	3,546

Total stockholders’ equity (deficit)	1,212,107	(135,914)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,646,609	$486,646

See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED, IN U.S.$)

	For the three months ended September 30,		For the six months ended September 30	April 15, 2013 (inception) through September 30
	2014	2013	2014	2013
Revenue	$2,131,440	$-	$2,250,189	$-
Cost of revenue	(876,691)	-	(959,046)	-

Gross profit	1,254,749	-	1,291,143	-

Operating expenses
Selling and marketing	156,044	163	240,297	163
General and administrative	423,457	275,627	662,860	471,715

Total operating expenses	579,501	275,790	903,157	471,878

Income (loss) from operations	675,248	(275,790)	387,986	(471,878)

Other income and (expense)
Interest income	834	-	834	-
Other non-operating income	422	-	514	-
Other non-operating (expenses)	(6,646)	(88)	(9,274)	(166)

Total other (expense)	(5,386)	(88)	(7,926)	(166)

See accompanying notes to the consolidated financial statement.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED, IN U.S.$) (CONTINUED)

	For the three months ended September 30,		For the six months ended September 30	April 15, 2013 (inception) through September 30
	2014	2013	2014	2013

Income before provision for income taxes	669,862	(275,878)	380,060	(472,044)
Provision for income taxes	-	-	-	-

Net income (loss)	669,862	(275,878)	380,060	(472,044)

Other comprehensive income

Foreign currency translation adjustment	(651)	197	(370)	178

Total comprehensive income (loss)	$669,212	$(275,681)	$280,117	$(471,866)

Earnings (loss) per common share, basic and diluted	$0.01	$(0.00)	$0.01	$(0.00)

Weighted average shares outstanding, basic and diluted	49,989,500	49,919,750	49,989,500	49,887,970

See accompanying notes to the consolidated financial statements

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED, IN U.S.$)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive (loss)	Noncontrolling Interests	Total

Balance, March 31, 2014	$49,990	$810,495	$(999,933)	$(12)	$3,546	$(135,914)

Additional capital contribution from principal stockholders	-	974,819	-	-	-	974,819

Net income	-	-	380,060	-	-	380,060

Purchase of non-controlling interests	-	(2,942)	-	-	(3,546)	(6,488)

Foreign currency translation adjustment	-	-	-	(370)	-	(370)
Balance, September 30, 2014 (Unaudited)	$49,990	$1,782,372	$(619,873)	$(382)	$-	$1,212,107

See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED, IN U.S.$)

	For the Six Months Ended September 30,	April 15, 2013 (inception) through September 30,
	2014	2013

Cash flows from operating activities:
Net income	$380,060	$(472,044)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,341	204
Issuance of common stock for compensation	-	99,979
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(426,340)	(59,580)
Decrease in other accounts receivable	175,778	-
(Increase) in prepaid expenses	(9,181)	(8,775)
(Increase) in inventory	(1,040,084)	-
Increase in accounts payable	657,852	-
Increase in deferred revenue	5,881	-
Increase in payroll payable	23,667	-
Increase in advance from customers	260,411	53,815
Increase (decrease) in taxes payable	13,255	-
Increase (decrease) in accrued liabilities and other payables	(149,124)	22,593

Net cash (used in) operating activities	(94,484)	(363,808)

Cash flows from investing activities:
Purchase of non-controlling interest	(6,488)	-
Payments for website expansion	(7,168)	(4,184)
Intangible assets	-	(8,155)
Purchase of fixed assets	(404,611)	(424)
Net cash (used in) investing activities	(418,267)	(12,763)

See accompanying notes to the consolidated financial statements

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED, IN U.S.$) (CONTINUED)

	For the Six Months Ended September 30,	April 15, 2013 (inception) through September 30,
	2014	2013

Cash flows from financing activities:
Capital contribution from stockholders	974,819	449,870
Proceeds from sales of common stock	-	13,950

Net cash provided by financing activities	974,819	463,820

Effect of exchange rate changes on cash	(455)	149

Net change in cash	461,613	87,398
Cash, beginning	155,160	-

Cash, end	$616,773	$87,398

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

NOTE 1.	ORGANIZATION

WINHA International Group Limited (“WINHA International”) was incorporated in Nevada on April 15, 2013. The subsidiaries of the Company and their principal activities are described as follows:

WINHA International and its subsidiaries are collectively referred to as the “Company”. The Company retails local specialty products from different regions across China through its self-operated physical stores, website, mobile store, set-top boxes for television sets, and also sells wholesale to a regional distributor. The Company’s business model utilizes a multi-channel shopping platform to sell locally-produced food, beverages, and arts and crafts that are well-known across China. Through this comprehensive shopping platform, the Company provides customers with access to a variety of local products that can typically only be found in local stores or markets in specific regions.

BUSINESS MODEL

The Company operates its business through a variable interest entity, Zhongshan WINHA and its wholly owned limited liability subsidiary companies. The Company obtained the controlling interest in Zhongshan WINHA via Shenzhen WINHA through a series of contractual arrangements. The following chart demonstrates the Company’s current corporate structure.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information under Article 8 “Financial Statements of Smaller Reporting Companies” of Regulation S-X.

Accordingly, they do not include all of the information and notes required by U.S. GAAP for financial statements and should be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended March 31, 2014. In the opinion of Management, these financial statements contain all adjustments necessary for a fair presentation for and as of the end of the interim period, all of which were normal recurring adjustments. The results of operations for the three and six months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending March 31, 2015. All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

The Company’s fiscal year end is March 31.

VARIABLE INTEREST ENTITY

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation” (“ASC 810”), the Company is required to include in its consolidated financial statements the financial statements of its variable interest entities (“VIEs”). ASC 810 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity.

Under ASC 810, a reporting entity has a controlling financial interest in a VIE, and must consolidate that VIE, if the reporting entity has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance; and (b) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE. The reporting entity’s determination of whether it has this power is not affected by the existence of kick-out rights or participating rights, unless a single enterprise, including its related parties and de facto agents, have the unilateral ability to exercise those rights. Zhongshan WINHA’s actual stockholders do not hold any kick-out rights that affect the consolidation determination.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

VARIABLE INTEREST ENTITY (CONTINUED)

The consolidated financial statements include the accounts of the Company, its subsidiaries and its VIE for which it is deemed the primary beneficiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company evaluates the need to consolidate its VIE in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.

The VIE agreement was not consummated until August 1, 2013, however, the purpose and design of the establishment of the VIE, Zhongshan WINHA, was to be consolidated under the Company through common control. ASC 810-10-25-38F states that a reporting entity’s involvement in the design of a VIE may indicate that the reporting entity had the opportunity and the incentive to establish arrangements that result in the reporting entity being the variable interest holder with the power to direct the activities that most significantly impact the VIE’s economic performance. As both the Company and the acquired VIE, Zhongshan WINHA, were under the common control of Ms. Lai immediately before and after the acquisition, this transaction was accounted for as a merger under common control, using merger accounting as if the merger had been consummated at the beginning of the earliest period presented, and no gain or loss was recognized. All the assets and liabilities of the VIE, Zhongshan WINHA, are recorded at carrying value. Hence, Zhongshan WINHA was consolidated under the Company since its inception due to the purpose and design of its establishment.

The following financial statement amounts and balances of Zhongshan WINHA have been included in the accompanying consolidated financial statements.

	September 30, 2014	March 31, 2014
	(Unaudited)
Total assets	$2,741,201	$389,357

Total liabilities	$1,537,273	$463,680

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

VARIABLE INTEREST ENTITY (CONTINUED)

	For the three months ended September 30,		For the six months ended September 30,	April 15, 2013 (inception) through September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss)	$669,905	$107,850	$398,521	$(147,955)

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

Almost all Company assets are located in the PRC. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”). The Company uses the United States Dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes. The financial statements of the Company have been translated into US dollars in accordance with FASB ASC 830, “Foreign Currency Matters.”

All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transactions occurred. Statements of income amounts have been translated using the average exchange rate for the periods presented. Adjustments resulting from the translation of the Company’s financial statements are recorded as other comprehensive income (loss).

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION (CONTINUED)

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:

	September 30, 2014	March 31, 2014

Balance sheet items, except for stockholders’ equity, as of year or period end	0.1624	0.1622

	For the three months ended September 30,		For the six months ended September 30,	April 15, 2013 (inception) through September 30,
	2014	2013	2014	2013
Amounts included in the statements of income, statements of changes in stockholders’ equity and statements of cash flows for the period	0.1623	0.1621	0.1622	0.1617

For the three months ended September 30, 2014 and 2013, foreign currency translation adjustments of $(651) and $197, respectively, have been reported as other comprehensive income. For the six months ended September 30, 2014 and 2013, foreign currency translation adjustments of $(370) and $178 have been reported as other comprehensive income. Other comprehensive income of the Company consists entirely of foreign currency translation adjustments. Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

Although government regulations now allow convertibility of the RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that the RMB could be converted into US dollars at that rate or any other rate.

The value of the RMB against the US dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of the RMB may materially affect the Company’s financial condition in terms of US dollar reporting.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

WEBSITE DEVELOPMENT COSTS

The Company accounts for website development costs in accordance with ASC 350-50, "Accounting for Website Development Costs", wherein website development costs are segregated into three activities:

1.	Initial stage (planning), whereby the related costs are expensed.

2.	Development stage (web application, infrastructure, graphics), whereby the related costs are capitalized and amortized once the website is ready for use. Costs for development content of the website may be expensed or capitalized depending on the circumstances of the expenditures.

3.	Operating stage, whereby the related costs are expensed as incurred. Upgrades are usually expensed, unless they add additional functionality.

The Company has incurred $7,168 and $4,184 of website development costs as intangible assets for the six months ended September 30, 2014 and for the period from April 15, 2013 (inception) to September 30, 2013, respectively. The costs related to the development of graphics for the Company’s online sales platform which is currently in use and being amortized. The portion of website expansion, which currently is being developed, has been capitalized as “website expansion in progress”, was $29,898 and $22,730 for the six months ended September 30, 2014 and for the period from April 15, 2013 (inception) to September 30, 2013, respectively,

COMPREHENSIVE INCOME (LOSS)

The Company follows the provisions of the FASB ASC 220 “Reporting Comprehensive Income”, and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. For the three and six months ended September 30, 2014 and for the period from April 15, 2013 (inception) to September 30, 2013, the Company’s comprehensive income (loss) includes the net income (loss) and foreign currency translation adjustments.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

The Company recognizes and plans to recognize from the the following channels:

•	Retail stores - The Company recognizes sales revenue from its retail stores, net of sales taxes and estimated sales returns at the time it sells merchandise to the customer. Customer purchases of shopping cards are not recognized as revenue until the card is redeemed and the customer purchases merchandise by using the shopping card. Revenue generated from retail stores was $324,132 and $0 for three months ended September 30, 2014 and 2013. Revenue generated from retail stores was $374,574 and $0 for the six months ended September 30, 2014 and the period from April 15, 2013 (inception) to September 30, 2013.

•	Online store – Each franchise owner was required to pay us a website construction and maintenance fee. The Company accounted for this website construction and maintenance fee revenue on a deferred basis, whereby revenue was recognized ratably over the service agreement period. No revenue from the online store was generated from April 15, 2013 (inception) to September 30, 2014.

•	Mobile store – Revenue is recognized on the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. No revenue from the mobile store was generated from April 15, 2013 (inception) to September 30, 2014.

•	Franchise stores – The Company will collect an annual franchise fee from each franchisee for its services including but not limited to management, marketing and consulting. The Company will account for franchise fee revenue on a deferred basis, whereby revenue will be recognized ratably over the one-year agreement period.

In December 2013, before commencing operations, the Company decided to unwind the six existing franchise stores and keep the Company’s physical distribution channel free of franchise stores until the Company is fully in compliance with the PRC laws and regulations of commercial franchises. Consequently, the Company terminated all the existing franchise agreements and refunded the collected website construction and maintenance fees. Even though the existing franchise agreements were terminated, the Company keeps the option of the franchise model open. No revenue from franchise stores was generated for the period from April 15, 2013 (inception) to September 30, 2014.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

•	Set-Top Box store – Customers can browse the Company’s products on a television set (TV) screen if they choose to install a pre-programmed set-top box on their TVs without additional charge. A set-top box turns a TV into a display device, and customers with a set-top box pre-programmed with our product information can view and select products and complete purchases on a TV screen, among other functions of set-top boxes such as accessing internet web pages, streaming videos and movies, and playing games. Commission revenue is recognized on the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. In addition, set-top boxes are available for customers, and the related revenue is recognized upon delivery and acceptance of set-top boxes by our customers. No revenue from the set-top box store was generated from April 15, 2013 (inception) to September 30, 2014.

•	Wholesale revenue is recognized upon delivery and acceptance of products by our distributor, provided in each case that the other conditions of sales are satisfied: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred, upon shipment when title passes; (iii) our price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured. No revenue from wholesale transaction was generated from April 15, 2013 (inception) to September 30, 2014.

•	Consignment sales – For the sales of goods which are in our retail stores as merchandise on consignment without being included in the Company’s inventory, revenue is recognized on a net basis. Revenue generated from consignment sales was $3,580 for the three and six months ended September 30, 2014 and no revenue for the period from April 15, 2013 (inception) to September 30, 2013.

•	Custom-made sales - The Company started “Custom-made” sales in August 2014. The target customers are commercial customers who can order in the Company’s local stores and make full payments on site. All orders are forwarded to Zhongshan WINHA immediately which arranges the delivery. Revenue from the sale of products is recognized upon delivery to customers provided that there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, the sales price is fixed and determinable. Revenue generated from custom-made sales was $1,807,308 and $0 for the three months ended September 30, 2014, and 2013. Revenue generated from custom-made sales was $1,875,615 and $0 for the six months ended September 30, 2014 and for the period from April 15, 2013 (inception) to June 30, 2014.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

Zhongshan WINHA grants certain commercial customers limited rights to return products and provides price protection for inventories held by resellers at the time of published price reductions. Zhongshan WINHA establishes an estimated allowance for future product returns based upon historical returns experience when the related revenue is recorded and provides for appropriate price protection reserves when pricing adjustments are approved.

Per Zhongshan WINHA’s return policy, customers can return their merchandise in the original box and/or packaging within 7 days. There were no sales returns for the period from April 15, 2013 (inception) to September 30, 2014.

VIP Club Program

At our existing and any future retail store(s) in Guangdong Province, we offer prepaid cards to customers for purchase. Prepaid cards are not available on our online, mobile, and set-top box stores. Customers can use the prepaid cards to purchase local specialty products at all of our retail store(s), online, mobile or set-top box stores. The cash collected from the sales of prepaid cards is initially recorded as “advance from customers” on the consolidated balance sheets and subsequently recognized as revenues when the prepaid cards are redeemed to purchase products. In connection with prepaid card sales, we offer club memberships (“VIP Club Memberships”) to qualified VIP customers (the “VIP Club Members). To receive one VIP Club Membership, a customer is required to purchase in one transaction prepaid cards of RMB 30,000 (approximately US $4,866) and, recruit 30 registered members (the “Registered Members”) to our store(s). Registered Members receive special promotions and discounts as do VIP Club Members, but unlike VIP Club Members, they do not have to meet the thresholds of prepaid card purchases or member recruiting and are not entitled to profit sharing discussed below. We plan to grant up to 2,500 VIP Club Memberships at stores. Each individual customer can receive up to three VIP Club Memberships. In return for joining the VIP club, the VIP Club Members receive in cash each quarter, a total of 40% of the quarterly net income of all of our retail stores in Guangdong Province on an aggregated basis, if these retail stores, on an aggregated basis, record net income (under the U.S. GAAP standard) for that quarter. The cash award is distributed within 15 calendar days after each quarter end among the VIP Club Members pro rata according to the number of their membership(s). If any adjustment is made to the net income amount of retail stores after the review or audit by our independent registered public accounting firm, we reflect the difference in the next immediate distribution. In addition, when a VIP Club Member refers a new member to the VIP club, the referrer is awarded in the form of prepaid cards, 10% of the amount that the new member spends on his or her first-time purchase of prepaid cards.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

This VIP Club Membership program is designed to improve the cash flow of our retail stores and enhance their operating performance in the long run by utilizing the VIP club members as a marketing force. Both “net income” and “referral” awards are treated as promotional expenses. The Company has not sold any VIP Club Members.

Membership Rewards Program

The Company has a membership points program in which the Company awards points to customers when they initially join the program. The customers also earn one point for each Renminbi spent at the online or the mobile stores.

Under the membership points program, the points earned can be used to pay for future purchases at the online or the mobile stores. The membership points never expire and cannot be exchanged for cash.

The free points offered when the customers initially join the membership program are recorded as expense at the time of use.

Regarding the points which the customers earn from money spent on the online or mobile stores, the Company allocates the transaction price to the product and the points on a relative standalone selling price basis whereas the portion of the points will be recognized upon redemption. The Company accrues liabilities for the estimated value of the points earned and expected to be redeemed. The accrual is based on all outstanding reward points related to prior purchases at the end of each reporting period, as the Company does not currently have sufficient historical data to reasonably estimate the usage rate of these reward points. These liabilities reflect our management’s best estimate of the cost of future redemptions. Deferred revenue of $12,145 and $6,264 was recorded as of September 30, 2014 and March 31, 2014, respectively.

VULNERABILITY DUE TO OPERATIONS IN PRC

The Company’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for more than twenty years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social conditions. There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent, effective or continue.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents The Company’s cash is held in financial institutions located in PRC and Hong Kong. These accounts are not covered by any insurance. The Company believes these financial institutions are of high credit quality.

INVENTORY

Inventory, comprised principally of merchandises, is stated at the lower of cost or market. Cost of inventory is determined using the weighted average cost method. Adjustments are recorded to write down the cost of inventory to the estimated market value for slow-moving merchandise and damaged goods. The amount of write down is also dependent upon factors such as whether the goods are returnable to vendors, inventory aging, historical and forecasted consumer demand, and the promotional environment.

Write downs are recorded in cost of goods sold in the consolidated statements of operations and comprehensive income (loss).

No write downs were recorded in the period from April 15, 2013 (inception) to September 30, 2014.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Gains or losses on dispositions of property and equipment are included in operating income (loss). Major additions, renewals and betterments are capitalized, while maintenance and repairs are expensed as incurred.

Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method from the time the assets are placed in service. Estimated useful lives are as follows, taking into account the assets' estimated residual value:

Classification	Estimated useful life
Furniture, fixtures and equipment	2 to 5 years
Leasehold improvements	Over the shorter of lease terms or estimated useful life of the improvements.
Motor vehicles	5 years

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LONG LIVED ASSETS

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When these events occur, the Company assesses the recoverability of these long-lived assets by comparing the carrying amount of the asset to the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the future undiscounted cash flow is less than the carrying amount of the asset, the Company recognizes an impairment equal to the difference between the carrying amount and fair value of the asset.

No impairments were recorded for the period from April 15, 2013 (inception) to September 30, 2014.

VALUE ADDED TAXES

The Company's PRC subsidiaries and branches are subject to VAT at a rate of 17% on proceeds received from customers, and are entitled to a refund for VAT already paid or borne on the goods purchased by it that have generated the gross sales proceeds. The VAT balance is recorded in taxes payable on the consolidated balance sheets.

INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  As of September 30, 2014, the deferred tax asset was $8,013, for net operating loss carryforwards of Zhongshan WINHA.  A full valuation allowance against this deferred tax asset was established due to the uncertainty in realizing its benefits.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with these tax positions.  As of September 30, 2014 and March 31, 2014, the Company did not record any liabilities for unrecognized tax benefits.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES (CONTINUED)

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with these tax positions.  As of September 30, 2014 and March 31, 2014, the Company did not record any liabilities for unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%.  No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three and six months ended September 30, 2014 and 2013.

Cayman

C&V International Holdings Company Limited is incorporated in the BVI and is governed by the income tax laws of the BVI. According to current BVI income tax law, the applicable income tax rate for the Company is 0%.

Hong Kong

WINHA International Investment Holdings Company Limited is incorporated in Hong Kong.  Pursuant to the income tax laws of Hong Kong, the Company is not subject to tax on non-Hong Kong source income.

PRC

Zhongshan WINHA is subject to an Enterprise Income Tax at 25% and files its own tax return.

RECLASSIFICATIONS

Certain amounts in the prior year’s financial statements have been reclassified for comparative purposes to conform to the presentation in the current year’s financial statements. These reclassifications had no effect on previously reported earnings.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2014, the FASB issued ASU 2014-10, ”Development Stage Entities: Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” This ASU amends FASB ASC Topic 915, Development Stage Entities, to remove all incremental financial reporting requirements for development stage entities, thereby improving financial reporting by reducing the cost and complexity associated with providing that information. The amendments in this ASU also eliminate an exception provided to development stage entities in FASB ASC 810 for determining whether an entity is a variable interest entity (VIE) on the basis of the amount of investment equity that is at risk. The amendments in this ASU remove the definition of development stage entity from the FASB ASC Master Glossary, thereby removing the financial reporting distinction between development stage entities and other entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (i) present inception-to-date information on the statements of income, cash flows, and shareholder equity, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in FASB ASC 275, Risks and Uncertainties, is applicable to entities that have not yet commenced planned principal operations.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of FASB ASC 915 should be applied retrospectively, except for the clarification to FASB ASC 275, which should be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Earlier implementation is allowed for any period where the reporting entity’s annual or interim financial statements have not yet been made available for issuance. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. The Company has not yet determined the potential impact of this updated authoritative guidance on its consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 3.	RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 820, “Fair Value Measurement,” specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs –	Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs –	Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs –	Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

There were no assets or liabilities measured at fair value on either a recurring or nonrecurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2014 and March 31, 2014.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 5.	FIXED ASSETS

Fixed assets are summarized as follows:

	September 30, 2014	March 31, 2014
	(Unaudited)

Fixtures and furniture and equipment	$341,331	$22,968
Leasehold improvements	48,246	15,443
Motor vehicles	71,394	17,950

	460,972	56,361
Less: Accumulated depreciation	(14,973)	(2,241)

	$445,999	$54,120

For the three months ended September 30, 2014 and 2013, depreciation expense was $8,952 and $0, respectively. For the six months ended September 30, 2014 and for the period from April 15, 2013 (inception) to September 30, 2013, depreciation expense was $12,732 and $0, respectively.

NOTE 6.	INTANGIBLE ASSETS

Intangible assets represent the Company’s website development. Amortization expense of $391 and $204 was recorded during the three months ended September 30, 2014. Amortization expense of $1,204 and $204 was recorded for the six months ended September 30, 2014 and for the period from April 15, 2013 (inception) to September 30, 2013. In addition, the Company’s is currently expanding the function and capabilities of its website. The additional costs shown as “Website Expansion in Progress” were $29,898 and $22,730 as of September 30, 2014 and March 31, 2014, respectively.

NOTE 7.	ADVANCE FROM CUSTOMERS

Advance from customers represents the prepaid cards purchased by customers at our retail stores. We believe that prepaid cards are mostly purchased for gift purpose and people who receive then are mostly like to utilize them quickly.

The advance from customers was $522,597 and $433,283 as of September 30, 2014 and March 31, 2014, respectively.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 8.	STATUTORY RESERVE

The Company’s China-based subsidiary and its VIE are required to make appropriations of returned earnings to certain non-distributable reserve funds.

Pursuant to the China Foreign Investment Enterprises laws, the Company’s China-based subsidiary, which is called a wholly foreign-owned enterprises (“WFOE”) and its VIE, have to make appropriations from their after-tax profit as determined under generally accepted accounting principles in the PRC (the “after-tax-profit under PRC GAAP”) to a general non-distributable reserve fund. Each year, at least 10% of each entities after-tax-profit under PRC GAAP is required to be set aside as general reserve fund until such appropriations for the fund equal 50% of the paid-in capital of the applicable entity

The general reserve fund is restricted to set-off against losses, expansion of production and operation and increasing registered capital of the respective company. The fund is not allowed to be transferred to the Company in terms of cash dividends, loans or advances, nor is it allowed for distribution except under liquidation.

There was no profit appropriation to the statutory surplus fund or general reserve fund as of September 30, 2014 and March 31, 2014.

NOTE 9.	LEASES

The total future minimum lease payments under non-cancellable operating leases with respect to stores and office space as of September 30, 2014 was payable as follows:

Year Ending
March 31,	Amount
2015	$45,578
2016	114,303
2017	118,546
2018	94,255
2019	88,938
After March 31, 2019	8,460

Total	$470,080

Rental expense for the three and six months ended September 30, 2014 was 28,527 and 49,782, respectively, and for the period from inception to the end of September 30, 2013 was $0.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 10.	Income taxes

The provision for income taxes was calculated as follows:

	For the three months ended September 30,		For the six months ended September 30,	April 15, 2013 (inception) through September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Income (loss) before taxes	$669,862	$(275,878)	$380,060	$(472,044)
Utilization of net operating loss carryforward	(669,862)	-	(380,060)	-

	$-	$-	$-	$-

Based upon the above, there was no provision for the income taxes required for the periods presented.

Deferred tax assets and liabilities are recognized for expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effects for the year in which the differences are expected to reverse. The laws of China permit the carry forward of net operating losses for a period of five years.

Deferred tax assets are comprised of the following:

	September 30, 2014	March 31, 2014
	(Unaudited)
Net operating loss carryforwards	$8,013	$107,567
Less valuation allowance	(8,013)	(107,567)

Net deferred tax asset	$-	$-

At September 30, 2014 and March 30, 2014, Zhongshan WINHA had unused operating loss carry-forward of approximately $32,000 and $431,000, respectively, expiring in various years through 2019. The Company has established a valuation allowance of $8,013 and $107,567 against the deferred tax asset related to the net operating loss carryforward at September 30, 2014 and March 31, 2014, respectively, due to the uncertainty of realizing the benefit.

The Company’s tax filings are subject to examination by the tax authorities.  The tax years from 2008 to 2013 remain open to examination by tax authorities in the PRC. The Company’s U.S. tax returns are generally not subject to examination by the tax authorities for tax years before 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Overview

WINHA retails local specialty products from different regions across China through its four retail stores, website, mobile store, set-top boxes for television sets, and also sell wholesale these products to a regional distributor. Our innovative business model utilizes a multi-channel shopping platform to sell locally-produced food, beverages, and arts and crafts that are well-known across China. Through our shopping platform, we provide customers with access to a large variety of local products that can traditionally only be found in local stores or markets in specific regions.

Our vision is to promote different local cultures and traditions that exist throughout China, while bolstering local economies and raising people’s awareness of each region’s cultural heritage.

We operate our business in China through Zhongshan WINHA. We expect that virtually all of our revenue will derive from Zhongshan WINHA. On August 1, 2013, our subsidiary, Shenzhen WINHA, entered into a set of contracts with Zhongshan WINHA and its equity owners, including an exclusive business cooperation agreement, exclusive option agreement, loan agreement, share pledge agreement, powers of attorney and spouse consents. Shenzhen WINHA, through these arrangements, assumed operational control of Zhongshan WINHA and became the primary beneficiary of those operations. As a result, Zhongshan WINHA is considered a variable interest entity with respect to Shenzhen WINHA and, as a result, the financial statements of Zhongshan WINHA are consolidated with our Company's financial statements. For more detailed information with respect to the contractual arrangements, see “Description of Business – Our Corporate History and Structure” in our Annual Report on Form 10-K filed on July 15, 2014.

The control of our operations through contractual arrangements creates risks for our business. If Zhongshan WINHA and its shareholders fail to perform their obligations under the contractual arrangements, or if we suffer significant delay or other obstacles in the process of enforcing these contractual arrangements, or if legal remedies under the PRC law that we rely on are not available or effective, our business and operations could be severely disrupted, which could materially and adversely affect our results of operations and our ability to generate revenue in the PRC and could damage our reputation. Further, if the Company is deemed to have lost control of Zhongshan WINHA, we would not able to continue to consolidate Zhongshan WINHA’s financials. As a result, the price of our common stock may drop drastically, which could cause our shareholders to experience severe loss in their investment in our Company. See a more detailed discussion of the relevant risks on page 8 under the heading “Risk Factors” in our Annual Report on Form 10-K filed on July 15, 2014.

On August 1, 2013, Chung Yan Winnie Lam, our President and sole director as well as the sole shareholder of PILOT International, entered into a Share Transfer Agreement with Zening Lai, the director of PILOT International, pursuant to which Ms. Lam granted to Ms. Lai an Option to purchase 100% of the outstanding ordinary shares of PILOT International currently held by Ms. Lam in three installments, provided that WINHA achieves certain performance thresholds in each given time period. On August 1, 2013, Ms. Lam entered into a Power of Attorney with Ms. Lai to grant Ms. Lai as her agent, attorney and proxy to exercise any and all shareholder rights with the same powers in respect of all the shares of PILOT International on any and all matters on behalf of Ms. Lam.

Pursuant to the Share Transfer Agreement and Power of Attorney, as well as the contractual control of Zhongshan WINHA by the Company (the “Restructuring”), Ms. Lai, who also had a controlling interest in Zhongshan WINHA with ownership of 70.2% of its shares, was deemed to have retained a controlling interest in the combined entity, and the combined entity remained under common control. As a result, the Restructuring was accounted for as a combination of entities under common control.

On December 5, 2013, Zhongshan WINHA as the 90% equity holder and a non-affiliate party as the 10% equity holder formed Zhongshan Supermarket in Guangdong, China.. Zhongshan Supermarket was formed to operate a storefront in Zhongshan City. On August 28, 2014, Zhongshan WINHA acquired the 10% equity holding from the non-affiliate party, and now owns 100% of the equity of Zhongshan Supermarket.

The Company’s fiscal year end is March 31.

Plan of Operation

We market and sell local specialty goods to customers through five retail channels: retail stores, our online store, mobile store, set-top box store and one wholesale channel: a regional distributor. Our plans for developing our business include the following initiatives:

•	Opening up new retail stores. We established one retail storefront in December 2013. Subsequently, we established three retail storefronts in the second quarter of 2014. Our retail stores are engaged in the sale of local specialty products. We plan to register with MOFCOM or its local counterparts after our retail storefronts operate for one year. We believe that we could satisfy the requirements under PRC laws and regulations related to commercial franchising within the first quarter of 2015. The expense associated with opening up these retail storefronts is estimated to be approximate RMB 500,000, or approximately $81,100 USD.

•	Developing direct suppliers.To ensure healthy and stable supply networks, we recently modified our supplier network by adding a non-franchisee supplier chain. We have established supply relationships with over 50 direct suppliers across 15 provinces. We intend to add about 300 direct suppliers in the next twelve months. We estimate that the expense associated with achieving this goal is approximately RMB 300,000, or approximately $48,900 USD.

•	Developing an intelligent logistic system. We have started developing a logistics system that integrates delivery and inventory control systems and expect to complete this system within the next 12 months. Under this system, a sales order will automatically be filled and delivered from the most cost-effective location, whether it is our retail stores or the Company’s headquarters. The expense associated with achieving this goal is estimated to be approximately RMB 400,000, or approximately $65,000 USD.

•	Active marketing of our website. We have plan to keep promoting our website and intend to enhance its impact on marketing thereafter. The expansion of the website is still in process.

•	Fine-tuning and ramping up of our mobile store. Our mobile store became live at the end of August 2013, although it has not yet contributed to our revenue.We are currently conducting a series of tests on the mobile store in interfacing with WeChat and smart phones. We plan to actively promote our mobile store by engaging third-party platform marketing, instant message marketing, and email marketing during the next twelve months. The expense associated with this project is estimated to be approximate RMB 160,800 or approximately $26,000 USD.

•	Introduction of our set-top box store. We have worked with a third-party developer and completed programming our store of local specialty products into set-top boxes. Our set-top boxes are available for purchase at our retail stores. Our set-top box store has been open to customers in Zhongshan since June 2014 and is scheduled to open up to customers throughout Guangdong Province by 2015. The expense associated with this project is estimated to be nominal.

Results of Operations

Revenue

The Company has begun to generate revenue since the third quarter of fiscal year 2014, which ended on March 31, 2014. During the three months ended September 30, 2014, we had total revenue of $2,131,440, and during the six months ended September 30, 2014, we had total revenue of $2,250,189. In the comparable periods of fiscal 2014, we had no revenue.

Our revenue through September 30, 2014 has been derived from the following sources:

Source	Revenue for Six Months Ended September 30, 2014
Retail Stores	$374,574
Consignment Sales	3,580
Custom-made Sales	1,872,035

We expect that revenue will increase substantially when these three sources are supplemented by franchise stores, our online store, our mobile store, the set-top box store, and sales to our distributor.

Gross Profit

Cost of revenue for the three months ended September 30, 2014 was $876,691, and $959,046 for the six months ended September 30, 2014. Our gross margin of 58,8% in the recent quarter is characteristic of only the three revenue streams that are currently productive. We expect our gross margin to change as additional revenue streams are added, although the direction will depend on the relative contributions of high-margin revenue sources (e.g. online and mobile) versus lower margin sources (e.g. wholesale).

Selling Expenses

Selling expenses represented the staff cost and expenses related to the sales departments and retail stores. Selling expenses for the three months ended September 30, 2014 was $156,044, as compared to $163 for the three months ended September 30, 2013. Selling expenses for the six months ended September 30, 2014 was $240,297, as compared to $163 for the six months ended September 30, 2013. The increase was directly related to the Company’s retail store (supermarket) operating at the beginning of 2014 and our additional stores commencing operations in the second quarter of 2014.

General and Administrative Expenses

General and administrative expenses for the three and six months ended September 30, 2014 were $423,457 and $662,860, compared to $275,627 and $471,715 for the three months ended September 30, 2013 and the period from April 15, 2013 (inception) to September 30, 2013, respectively. This represents an increase of $147,830 for the two years’ three months comparison , or approximately 54%, and an increase of $191,145 for the two years’ six months comparison, or approximately 41%. General and administrative expense will continue to increase as necessary to allow us to manage our growth and our multi-faceted marketing program.

Net Income

As a result of the above, our net income for the three and six months ended September 30, 2014 was $669,862 and $380,060, as compared to net loss ($275,878) and ($472,044) for the three months ended September 30, 2013 and period from April 15, 2013 (inception) to September 30, 2013, respectively. The turn to profitability occurred because the Company commenced retail sales activity during the quarter ended December 31, 2013.

Liquidity and Capital Resources

As of September 30, 2014, the Company had cash and cash equivalent of $616,773, compared to $155,160 as of March 31, 2014. The increase of $461,613 in cash was the result of capital contributions by our stockholders of $974,819. With the contributed funds, we were able to finance our operations, which used $94,484 in cash during the six months ended September 30, 2014. In addition, we invested $404,611 in fixed assets and $13,656 in intangible assets, related to our website.

The following table summarizes our cash flows for the six months ended September 30, 2014 and for the period from April 15, 2013 (inception) to September 30, 2013:

	For the six months ended September 30	April 15, 2013 (inception) to September 30,
	2014	2013
Net cash (used in ) operating activities	$(94,484)	$(363,808)
Net cash used in investing activities	(418,267)	(12,763)
Net cash provided by financing activities	974,819	463,820

Our operations during the six months ended September 30, 2014 used $94,484 in cash, despite our net income of $380,060 during that period. The discrepancy occurred primarily because we used $1,040,084 to increase our inventory in anticipation of near-term growth. We also recorded a large portion of our sales during the last month of the period, which resulted in a $426,340 increase in accounts receivable.

We had working capital of $729,294 at September 30, 2014, an increase of $949,498 during the six months then ended. The increase was pricipally the result of the $974,819 capital contribution during the period. as the greater portion of our net income was utilized to purchase non-current assets.

Because our shareholders have funded our growth by making capital contributions, we had no loans or other debt as of September 30, 2014. We believe that our capital resources will be adequate to fund our Company's operations for at least the next year.

Transfer of Cash

According to PRC laws and regulations, in the event that we need to finance our PRC operations in the future, we are allowed to provide funding by means of capital contributions to Shenzhen WINHA and/or loans to Zhongshan WINHA. The loans would be subject to applicable government registration and approval requirements. We may not be able to complete the registration or obtain these government approvals on a timely basis. If we fail to complete such registration or receive such approvals, our ability to finance our PRC operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

Current PRC regulations permit our PRC subsidiary to pay dividends to us. However, payment of dividends is subject to applicable regulatory requirements. In addition, we have no direct business operations, other than our ownership of our subsidiary and our contractual control of Zhongshan WINHA, which may limit the payment of dividends.

Furthermore, cash transfers from our PRC subsidiaries to their parent companies outside of China are subject to PRC government control of currency conversion. We receive substantially all of our revenues in RMB. Under our current corporate structure, our income is primarily derived by our PRC subsidiary and its controlled affiliate. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. As profit and dividends are current account items, the generated in the PRC they may be paid to shareholders outside of the PRC as profit or dividends without prior approval from SAFE so long as we comply with certain procedural requirements. However, the PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders. Our inability to obtain the requisite approvals for converting RMB into foreign currencies, any delays in receiving such approvals or any future restrictions on currency exchanges may restrict the ability of our PRC subsidiary to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy its foreign currency denominated obligations.

Off Balance Sheet Transactions

We do not currently have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of September 30, 2014. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

•	We have not achieved the desired level of corporate governance with regard to identifying and measuring the risk of material misstatement. Because of our limited internal resources, we lack key monitoring mechanisms such as independent directors and an audit committee to oversee and monitor the Company's risk management, business strategies and financial reporting procedures.

•	We have not designed and implemented controls to maintain appropriate segregation of duties in our manual and computer-based business processes which could affect the Company's purchasing controls, the limits on the delegation of authority for expenditures, and the proper review of manual journal entries.

•	Our accounting department personnel have limited knowledge and experience in US GAAP and reports with the Securities and Exchange Commission (the "SEC"). To remediate the material weakness, the management has hired an external consultant with extensive experience in US GAAP and reports to the SEC, who is responsible for assisting the Company with (i) the preparation of its financial statements in accordance with US GAAP and (ii) its periodic reports with the SEC.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A	Risk Factors
There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended March 31, 2014.

Item 2	Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

The Company did not effect any unregistered sale of securities during the second quarter of fiscal 2015.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of fiscal 2015.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits

31	Rule 13a-14(a) Certification - CEO and CFO
32	Rule 13a-14(b) Certification

101.INS	XBRL Instance
101.SCH	XBRL Schema XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

WINHA INTERNATIONAL GROUP LIMITED.

Date: November 19, 2014	By:	/s/ Chung Yan Winnie Lan
Chung Yan Winnie Lan, Chief Executive Officer, Chief Financial and Accounting Officer

*       *       *       *       *

