Form 10-Q
period 2014-12-31
WINHA INTERNATIONAL GROUP LTD
filed 2015-02-17
CIK 1584057

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 333-191063

WINHA INTERNATIONAL GROUP LIMITED (Name of Registrant in its Charter)

Nevada	47-2450462
(State of Other Jurisdiction of incorporation or organization)	(I.R.S.) Employer I.D. No.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐   Accelerated filer ☐    Non-accelerated filer☐   Smaller reporting company ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

February 17, 2015
Common Voting Stock: 49,989,500

WINHA INTERNATIONAL GROUP LIMITED
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(IN U.S.$)

	December 31,	March 31,
ASSETS	2014	2014
	(Unaudited)
Current assets:
Cash and cash equivalents	$270,969	$155,160
Accounts receivable	980,895	-
Other accounts receivable-external	151,710	205,604
Inventory	1,904,522	41,254
Prepaid expenses	73,257	338

Total current assets	3,381,353	402,356

Non-current assets
Fixed assets, net	433,546	54,120
Intangible assets, net	6,529	7,440
Website	32,191	22,730

Total non-current assets	472,266	84,290

TOTAL ASSETS	$3,853,619	$486,646

See accompanying notes to the consolidated financial statements

WINHA INTERNATIONAL GROUP LIMITEDAND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN U.S.$) (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	December 31, 2014	March 31, 2014
	(Unaudited)
Current liabilities:
Accounts payable-external	$478,883	$2,471
Advance from customers	439,147	433,283
Deferred revenue	-	6,264
Taxes payable	352,877	-
Accrued liabilities and other payables	52,197	180,542
Loan from shareholders	3,129	-

Total current liabilities	1,326,233	622,560

Stockholders’ equity:
Common stock, $0.001 par value per share, 200,000,000 shares authorized; 49,989,500 shares issued and outstanding as of December 31, 2014 and March 31, 2014	49,990	49,990
Additional paid-in capital	2,094,936	810,495
Statutory reserve	139,591	-
Retained earnings (deficit)	242,979	(999,933)
Other comprehensive (loss)	(109)	(12)

Stockholders’ equity before noncontrolling interests	2,527,387	(139,460)
Noncontrolling interests	-	3,546

Total stockholders’ equity (deficit)	2,527,387	(135,914)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,853,619	S 486,646

See accompanying notes to the consolidated financial statements

WINHA INTERNATIONAL GROUP LIMITEDAND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED) (IN U.S.$)

	For the three months ended December 31,		For the nine months ended December 31,	April 15, 2013 (inception) through December 31,
	2014	2013	2014	2013

Revenues	$3,191,550	$6,651	$5,441,739	$6,651
Cost of revenue	1,433,748	4,479	2,392,794	4,479

Gross profit	1,757,803	2,172	3,048,945	2,172

Operating expenses
Selling and marketing	114,400	333	354,697	196
General and administrative	311,693	229,573	974,553	701,288

Total operating expenses	426,093	229,606	1,329,250	701,484

Income (loss) from operations	1,331,709	(227,434)	1,719,695	(699,312)

Other income (expense)
Other non-operating income	879	52	2,226	52
Other non-operating (expenses)	(6,846)	(856)	(16,118)	(1,021)

Total other (expense)	(5,967)	(804)	(13,891)	(969)

See accompanying notes to the consolidated financial statement.

WINHA INTERNATIONAL GROUP LIMITEDAND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED) (IN U.S.$) (CONTINUED)

	For the three months ended December 31,		For the nine months ended December 31	April 15, 2013 (inception) through December 31
	2014	2013	2014	2013

Income (loss) before provision for income taxes	$1,325,743	$(228,238)	$1,705,804	$(700,281)
Provision for income taxes	323,301	-	323,301	-

Net income (loss)	1,002,442	(228,238)	1,382,503	(700,281)
Noncontrolling interests	-	(224)	-	(224)

Net income (loss) attributable to common stockholders	$1,002,442	$(228,014)	$1,382,503	$(700,057)

Earnings (loss) per common share, basic and diluted	$0.02	$(0.00)	$0.03	$(0.01)

Weighted average shares outstanding, basic and diluted	49,989,500	49,989,500	49,989,500	49,923,759

See accompanying notes to the consolidated financial statements

WINHA INTERNATIONAL GROUP LIMITEDAND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED) (IN U.S.$) (CONTINUED)

	For the three months ended December 31,		For the nine months ended December 31	April 15, 2013 (inception) through December 31
	2014	2013	2014	2013
Comprehensive income (loss):
Net income (loss)	$1,002,442	$(228,238)	$1,705,804	$(700,281)

Foreign currency translation adjustment	273	804	(97)	982

Comprehensive income (loss)	1,002,715	(227,434)	1,382,406	(699,300)
Comprehensive (loss) attributable to noncontrolling interests	-	(183)	-	(183)

Comprehensive income (loss) attributable to common stockholders	$1,002,715	$(227,251)	$1,382,406	$(699,116)

See accompanying notes to the consolidated financial statements

WINHA INTERNATIONAL GROUP LIMITEDAND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2014(UNAUDITED) (IN U.S.$)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Other Comprehensive (loss)	Statutory Reserve Fund	Noncontrolling Interests	Total

Balance, March 31, 2014	$49,990	$810,495	$(999,933)	$(12)	$-	$3,546	$(135,914)

Additional capital contribution from principal stockholders	-	1,287,383	-	-	-	-	1,287,383

Net income	-	-	1,382,503	-	-	-	1,382,503

Purchase of non-controlling interests	-	(2,942)	-	-	-	(3,546)	(6,488)

Foreign currency translation adjustment	-	-	-	(97)	-	-	(97)

Profit allocated to statutory reserve	-	-	(139,591)	-	139,591	-	-

Balance, December 31, 2014 (Unaudited)	$49,990	$2,094,936	$242,979	$(109)	$139,591	$-	$2,527,387

See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2014
AND FOR THE PERIOD FROM APRIL 15, 2013 (INCEPTION)
THROUGH DECEMBER 31, 2013
(UNAUDITED) (IN U.S.$)

	For the nine months ended December 31,	April 15, 2013 (inception) through December 31,
	2014	2013

Cash flows from operating activities:

Net income (loss)	$1,382,503	$(700,281)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,315	432
Issuance of common stock for compensation	-	99,979
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(927,001)	(176,974)
(Increase) in prepaid expenses	(72,919)	(78,136)
(Increase) in inventory	(1,863,268)	(2,745)
Increase in accounts payable	219,478	-
Increase in other accounts payable	256,934	-
(Decrease) in deferred revenue	(6,264)	-
Increase in advance from customers	5,864	201,920
Increase in taxes payable	352,877	-
(Decrease) increase in accrued liabilities and other payables	(128,345)	103,711

Net cash (used in) operating activities	(740,826)	(552,094)

Cash flows from investing activities:
Purchase of non-controlling interest	(6,488)	-
Payments for website expansion	(10,145)	(21,560)
Purchase of fixed assets	(417,147)	(16,546)

Net cash (used in) investing activities	(433,780)	(38,106)

See accompanying notes to the consolidated financial statements

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2014
AND FOR THE PERIOD FROM APRIL 15, 2013 (INCEPTION)
THROUGH DECEMBER 31, 2013
(UNAUDITED) (IN U.S.$)

	For the nine months ended December 31,	April 15, 2013 (inception) through December 31,
	2014	2013

Cash flows from financing activities:
Capital contribution from stockholders	1,287,383	692,077
Proceeds from sale of common stock	-	13,950
Proceeds from non-controlling Interest	-	6,382
Loan from stockholder	3,129	-

Net cash provided by financing activities	1,290,512	712,409

Effect of exchange rate changes on cash	(97)	960

Net change in cash	115,809	123,169
Cash, beginning	155,160	-

Cash, end	$270,969	$123,169

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income taxes	$193,793	$-

See accompanying notes to the consolidated financial statements

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1.   ORGANIZATION

WINHA International Group Limited (“WINHA International”) was incorporated in Nevada on April 15, 2013. The subsidiaries of the Company and their principal activities are described as follows:

WINHA International and its subsidiaries are collectively referred to as the “Company”. The Company retails local specialty products from different regions across China through its seven self-operated physical stores, the Company also plans to develop its website, mobile store and set-top boxes for television sets as it expands its sales platform, and hopes to create a regional wholesale distributor network. The Company’s business model utilizes a multi-channel shopping platform to sell locally-produced food, beverages, and arts and crafts that are well-known across China. Through this comprehensive shopping platform, the Company provides customers with access to a variety of local products that can typically only be found in local stores or markets in specific regions of China.

BUSINESS MODEL

The Company operates its business through a variable interest entity, Zhongshan WINHA Electronic Commerce Company Limited (“Zhongshan WINHA”) which currently operates three stores and three branches and also has a wholly owned limited liability subsidiary company, Zhongshan Supermarket Limited. The Company obtained the controlling interest in Zhongshan WINHA via Shenzhen WINHA through a series of contractual arrangements. The following chart demonstrates the Company’s current corporate structure.

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

In the opinion of Management, these financial statements contain all adjustments necessary for a fair presentation for and as of the end of the interim period, all of which were normal recurring adjustments. The results of operations for the three and nine months ended December 31, 2014 are not necessarily indicative of the results to be expected for the full year ending March 31, 2015. All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

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

The VIE agreements were not consummated until August 1, 2013.  However, the purpose and design of the establishment of the VIE, Zhongshan WINHA, was to be consolidated under the Company through common control. ASC 810-10-25-38F states that a reporting entity’s involvement in the design of a VIE may indicate that the reporting entity had the opportunity and the incentive to establish arrangements that result in the reporting entity being the variable interest holder with the power to direct the activities that most significantly impact the VIE’s economic performance. As both the Company and the VIE, Zhongshan WINHA, were under the common control of Ms. Lai immediately before and after the acquisition, this transaction was accounted for as a merger under common control, using merger accounting as if the merger had been consummated at the beginning of the earliest period presented, and no gain or loss was recognized. All the assets and liabilities of the VIE, Zhongshan WINHA, are recorded at carrying value. Hence, Zhongshan WINHA was consolidated with the Company since its inception due to the purpose and design of its establishment.

The following financial statement amounts and balances of Zhongshan WINHA have been included in the accompanying consolidated financial statements.

	December 31, 2014	March 31, 2014
	(Unaudited)

Total assets	$3,853,619	$389,357

Total liabilities	$1,155,031	$463,680

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

VARIABLE INTEREST ENTITY (CONTINUED)

	For the three months ended December 31,		For the nine months ended December 31,	April 15, 2013 (inception) through December 31,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss)	$1,002,442	$(104,604)	$1,400,966	$(252,559)

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

All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.  Statements of operations, changes in stockholders’ equity (deficit)and cash flow amounts have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of the Company’s financial statements are recorded as other comprehensive income (loss).

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:

	December 31, 2014	March 31, 2014

Balance sheet items, except for stockholders’ equity, as of year or period end	0.1625	0.1622

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION (CONTINUED)

	For the three months ended December 31,		For the nine months ended December 31,	April 15, 2013 (inception) through December 31,
	2014	2013	2014	2013
Amounts included in the statements of operations, statements of changes in stockholders’ equity (deficit) and statements of cash flows for the period	0.1628	0.1621	0.1624	0.1617

For the three months ended December 31, 2014 and 2013, foreign currency translation adjustments of $273 and $804, respectively, have been reported as other comprehensive income. For the nine months ended December 31, 2014 and for the period from April 15, 2013 (inception) through December 31, 2013, foreign currency translation adjustments of $(97) and $982 have been reported as other comprehensive income. Other comprehensive income of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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
(UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

WEBSITE DEVELOPMENT COSTS

The Company accounts for website development costs in accordance with ASC 350-50, "Accounting for Website Development Costs", wherein website development costs are segregated into three activities:

1.	Initial stage (planning), in which the related costs are expensed.

2.
Development stage (web application, infrastructure, graphics), in which the related costs are capitalized and amortized once the website is ready for use. Costs for development content of the website may be expensed or capitalized depending on the circumstances of the expenditures.

3.	Operating stage, in which the related costs are expensed as incurred. Upgrades are usually expensed, unless they add additional functionality.

The Company has incurred $10,145 and $21,560 of website development costs as intangible assets for the nine months ended December 31, 2014 and for the period from April 15, 2013 (inception) to December 31, 2013, respectively.  These costs related to the development of graphics for the Company’s online sales platform, which is currently in use and being amortized. The costs related to expansion of the website, which currently is being developed, has been capitalized as “website”. These costs were $32,191 and $21,689 for the nine months ended December 31, 2014 and for the period from April 15, 2013 (inception) to December 31, 2013, respectively,

COMPREHENSIVE INCOME (LOSS)

The Company follows the provisions of the FASB ASC 220 “Reporting Comprehensive Income”, and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. For the three and nine months ended December 31, 2014, for the three months ended December 31, 2013 and for the period from April 15, 2013 (inception) to December 31, 2013, the Company’s comprehensive income (loss) includes the net income (loss) and foreign currency translation adjustments.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

The Company recognizes or plans to recognize revenue from the following channels:

•
Retail stores - The Company recognizes sales revenue from its seven retail stores, net of sales taxes and estimated sales returns at the time it sells merchandise to the customer. Customer purchases of shopping cards are not recognized as revenue until the card is redeemed and the customer purchases merchandise by using the shopping card. Revenue generated from retail stores was $127,134 and $0 for three months ended December 31, 2014 and 2013, respectively. Revenue generated from retail stores was $501,708 and $0 for the nine months ended December 31, 2014 and the period from April 15, 2013 (inception) to December 31, 2013, respectively.

•	Online store – No revenue from the online store was generated from April 15, 2013 (inception) to December 31, 2014.

•
Consignment sales – For the sales of goods which are in our retail stores as merchandise on consignment without being included in the Company’s inventory, revenue is recognized on a net basis. Revenue generated from consignment sales was $0 and $3,580, respectively, for the three and nine months ended December 31, 2014 and no revenue for the period from April 15, 2013 (inception) to December 31, 2013.

•
Custom-made sales-The Company started “Custom-made” sales in August 2014. The target customers are commercial customers who can order in the Company’s local stores and make full payments on site. All orders are forwarded to Zhongshan WINHA immediately which arranges the delivery. Revenue from the sale of products is recognized upon delivery to customers provided that there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, the sales price is fixed and determinable. Revenue generated from custom-made sales was $1,875,615 and $0 for the three months ended December 31, 2014, and 2013.Revenue generated from custom-made sales was $4,940,031 and $0 for the nine months ended December 31, 2014 and for the period from April 15, 2013 (inception) to December 31, 2014.

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

Per Zhongshan WINHA’s return policy, customers can return their merchandise in the original box and/or packaging within 7 days. There were no sales returns for the period from April 15, 2013 (inception) to December 31, 2014.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

CASH AND CASH EQUIVALENTS

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents The Company’s cash is held in financial institutions located in the PRC and Hong Kong. These accounts are not covered by any insurance. The Company believes these financial institutions are of high credit quality.

ACCOUNTS RECEIVABLE

Accounts receivable are stated at cost, net of an allowance for doubtful accounts, if required.  Receivables outstanding longer than the payment terms are considered past due.  The Company maintains an allowance for doubtful accounts for estimated losses when necessary resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances.  In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.  The Company considers all accounts receivable at December 31, 2014 and March 31, 2014, to be fully collectible and, therefore, did not provide an allowance for doubtful accounts.  For the periods presented, the Company did not write off any accounts receivable as bad debts.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORY

Inventory, comprised principally of merchandise, is stated at the lower of cost or market. Cost of inventory is determined using the weighted average cost method. Adjustments are recorded to write down the cost of inventory to the estimated market value for slow-moving merchandise and damaged goods. The amount of write down is also dependent upon factors such as whether the goods are returnable to vendors, inventory aging, historical and forecasted consumer demand, and the promotional environment.

Write downs are recorded in cost of goods sold in the consolidated statements of operations and comprehensive income (loss).

No write downs were recorded in the period from April 15, 2013 (inception) to December 31, 2014.

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

No impairments were recorded for the period from April 15, 2013 (inception) to December 31, 2014.

VALUE ADDED TAXES

Zhongshan WINHA’s subsidiary and its three stores are subject to VAT at a rate of 17% on proceeds received from customers, and are entitled to a refund for VAT already paid or borne on the goods purchased by it that have generated the gross sales proceeds. The three branches are not permitted VAT offsetting and pay VAT at 3%. The VAT balance is recorded in taxes payable on the consolidated balance sheets.

INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. As of December 31, 2014, the deferred tax asset was $0, for net operating loss carryforwards of Zhongshan WINHA. A full valuation allowance against this deferred tax asset was established due to the uncertainty in realizing its benefits.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES (CONTINUED)

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  As of December 31, 2014, the deferred tax asset was $0, for net operating loss carryforwards of Zhongshan WINHA.  A full valuation allowance against this deferred tax asset was established due to the uncertainty in realizing its benefits.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on the de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with these tax positions.  As of December 31, 2014 and March 31, 2014, the Company did not record any liabilities for unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%.  No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three months and nine months ended December 31, 2014, the three months ended December 31, 2013 and the period from April 15, 2013 (inception) to December 31, 2013.

British Virgin Islands

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

PRC

Shenzhen WINHA and Zhongshan WINHA are subject to an Enterprise Income Tax at 25% and each files its own tax return.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain amounts in the prior period’s financial statements have been reclassified for comparative purposes to conform to the presentation in the current year’s financial statements. These reclassifications had no effect on previously reported earnings.

NOTE 3.   RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2014, the FASB issued authoritative guidance that requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and requires additional disclosures if certain criteria are met. This guidance is effective for fiscal periods ending after December 15, 2016, with early adoption permitted. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

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
(UNAUDITED)

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS(CONTINUED)

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
(UNAUDITED)

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

There were no assets or liabilities measured at fair value on either a recurring or nonrecurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2014 and March 31, 2014.

NOTE 5.   FIXED ASSETS

Fixed assets are summarized as follows:

	December 31, 2014	March 31, 2014
	(Unaudited)

Fixtures and furniture and equipment	$356,434	$22,968
Leasehold improvements	45,676	15,443
Motor vehicles	71,438	17,950

	473,548	56,361
Less: Accumulated depreciation	(40,002)	(2,241)

	$433,546	$54,120

For the three months ended December 31, 2014 and 2013, depreciation expense was $25,005 and $21, respectively.  For the nine months ended December 31, 2014 and for the period from April 15, 2013 (inception) to December 31, 2013, depreciation expense was $37,720 and $21, respectively.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6.   INTANGIBLE ASSETS

Intangible assets represent the Company’s website. Amortization expense of $790 and $209 was recorded during the three months ended December 31, 2014 and 2013, respectively. Amortization expense of $1,595 and $411 was recorded for the nine months ended December 31, 2014 and for the period from April 15, 2013 (inception) to December 31, 2013, respectively. In addition, the Company is currently expanding the function and capabilities of its website. The additional costs shown as “Website” were $32,191 and $22,730 as of December 31, 2014 and March 31, 2014, respectively.

NOTE 7.  ADVANCE FROM CUSTOMERS

Advance from customers represents the prepaid cards purchased by customers at our retail stores. We believe that prepaid cards are mostly purchased for gift purpose and people who receive then are mostly like to utilize them quickly.

The advance from customers was $439,147 and $433,283 as of December 31, 2014 and March 31, 2014, respectively.
NOTE 8. STATUTORY RESERVE

The Company’s China-based subsidiary and its VIE are required to make appropriations of returned earnings for certain non-distributable reserve funds.

Pursuant to the China Foreign Investment Enterprises laws, the Company’s China-based subsidiary, which is called a wholly foreign-owned enterprises (“WFOE”), and its VIE, have to make appropriations from their after-tax profit as determined under generally accepted accounting principles in the PRC (the “after-tax-profit under PRC GAAP”) to a general non-distributable reserve fund. Each year, at least 10% of each entity's after-tax-profit under PRC GAAP is required to be set aside as a general reserve fund until such appropriations for the fund equal 50% of the paid-in capital of the applicable entity.

Use of the general reserve fund is restricted to set-off against losses, expansion of production and operation and increasing registered capital of the respective company. The fund is not allowed to be transferred to the Company as cash dividends, loans or advances, nor is it available for distribution except under liquidation.

The profit appropriation to the statutory surplus fund and general reserve fund is $139,591 and $0 as of December 31, 2014 and March 31, 2014, respectively.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9.   LEASES

The total future minimum lease payments under non-cancellable operating leases with respect to stores and office space as of December 31, 2014 is as follows:

Year Ending
March 31,	Amount
2015	$50,492
2016	201,967
2017	207,325
2018	138,747
2019	114,668
Thereafter	107,988
Total	$821,187

Rent expense for the three and nine months ended December 31, 2014 was 44,968 and $94,864, respectively, and for the three months ended December 31, 2013 and for the period from inception to December 31, 2013 was $1,658 and $13,413, respectively.

NOTE 10.   RELATED PARTY TRANSACTIONS

The Company obtained demand loans from one of its stockholders which are non-interest bearing.  The loans of $3,129 and $0 as of December 31, 2014 and March 31, 2014, respectively, are reflected as stockholder loans in the consolidated balance sheets.

NOTE 11.   INCOME TAXES

Deferred tax assets and liabilities are recognized for expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effects for the year in which the differences are expected to reverse. The laws of China permit the carry forward of net operating losses for a period of five years.

Deferred tax assets are comprised of the following:

	December 31, 2014	March 31, 2014
	(Unaudited)

Net operating loss carryforwards	$3,951	$107,567
Less valuation allowance	(3,951)	(107,567)
Net deferred tax asset	$-	$-

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11. INCOME TAXES (CONTINUED)

The provision for income taxes was calculated as follows:

	For the three months ended December 31,		For the nine months ended December 31,	April 15, 2013 (inception) through December 31,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

Income taxes payable	$336,051		$431,067	$-
Deferred income taxes	-	-	-	-

	336,051	-	431,067	-
Benefit of net operating loss carryforward	(12,750)	-	(107,766)	-

	$323,301	$-	$323,301	$-

At December 31, 2014 and March 31, 2014, Zhongshan WINHA had unused operating loss carry-forwards of approximately $16,000 and $431,000, respectively, expiring in various years through 2019.  The Company has established a valuation allowance of $3,951 and$107,567 against the deferred tax asset related to the net operating loss carryforward at December 31, 2014 and March 31, 2014, respectively, due to the uncertainty of realizing the benefit.

The Company’s tax filings are subject to examination by the tax authorities. The tax years from 2008 to 2013 remain open to examination by tax authorities in the PRC. The Company’s U.S. tax returns are subject to examination by the tax authorities for 2013.

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

Overview

WINHA retails local specialty products from different regions across China through its seven self-operated locations.  WINHA plans to also retail its products through it website, mobile store, set-top boxes for television sets, and hopes to create a regional wholesale distributor network. Our innovative business model contemplates use of a multi-channel shopping platform to sell locally-produced foods, beverages, and arts and crafts that are well-known across China. Through our shopping platform, we will provide customers with access to a large variety of local products that can traditionally only be found in local stores or markets in specific regions of China.

 Our vision is to promote different local cultures and traditions that exist throughout China, while bolstering local economies and raising people’s awareness of each region’s cultural heritage.

We operate our business in China through Zhongshan WINHA. We expect that virtually all of our revenue will be derived from Zhongshan WINHA. On August 1, 2013, our subsidiary, Shenzhen WINHA, entered into a set of contractual agreements with Zhongshan WINHA and its equity owners, including an exclusive business cooperation agreement, exclusive option agreement, loan agreement, share pledge agreement, powers of attorney and spousal consents. Shenzhen WINHA, through these arrangements, assumed operational control of Zhongshan WINHA and became the primary beneficiary of those operations. As a result, Zhongshan WINHA is considered a variable interest entity with respect to Shenzhen WINHA and, as a result, the financial statements of Zhongshan WINHA are consolidated with our Company's financial statements. For more detailed information with respect to the contractual arrangements, see “Description of Business – Our Corporate History and Structure” in our Annual Report on Form 10-K filed on July 15, 2014.

The control of our operations through contractual arrangements creates risks for our business. If Zhongshan WINHA and its shareholders fail to perform their obligations under the contractual arrangements, or if we suffer significant delay or other obstacles in the process of enforcing these contractual arrangements, or if legal remedies under the PRC law that we rely on are not available or effective, our business and operations could be severely disrupted, which could materially and adversely affect our results of operations and our ability to generate revenue in the PRC and could damage our reputation. Further, if the Company is deemed to have lost control of Zhongshan WINHA, we would not able to continue to consolidate Zhongshan WINHA’s financial results. As a result, the price of our common stock may drop drastically, which could cause our shareholders to experience severe loss in their investment in our Company. See a more detailed discussion of the relevant risks on page 8 under the heading “Risk Factors” in our Annual Report on Form 10-K filed on July 15, 2014.

On August 1, 2013, Chung Yan Winnie Lam, our President and sole director as well as the sole shareholder of PILOT International, entered into a Share Transfer Agreement with Zening Lai, the director of PILOT International, pursuant to which Ms. Lam granted to Ms. Lai an option to purchase 100% of the outstanding ordinary shares of PILOT International currently held by Ms. Lam in three installments, provided that WINHA achieves certain performance thresholds in each given time period. On August 1, 2013, Ms. Lam entered into a Power of Attorney with Ms. Lai to appoint Ms. Lai as her agent, attorney and proxy to exercise any and all shareholder rights with the same powers in respect of all the shares of PILOT International on any and all matters on behalf of Ms. Lam.

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

On December 5, 2013, Zhongshan WINHA as the 90% equity holder and a non-affiliated party as the 10% equity holder formed Zhongshan Supermarket in Guangdong, China. Zhongshan Supermarket was formed to operate a storefront in Zhongshan City. On August 28, 2014, Zhongshan WINHA acquired the remaining 10% equity holding from the non-affiliated party, and now owns 100% of the equity of Zhongshan Supermarket.

The Company’s fiscal year end is March 31.

Plan of Operation

We plan to market and sell local specialty goods to customers through five retail channels: retail stores, our online store, a mobile store, a set-top box store and one wholesale channel: a regional distributor. Our immediate plans for developing our business include the following initiatives:

•
Opening up new retail stores. We established one retail storefront in December 2013. Subsequently, we established six retail storefronts in the second quarter of 2014. Our retail stores are engaged in the sale of local specialty products.

•
Developing direct suppliers. To ensure healthy and stable supply networks, we have established supply relationships with over 50 direct suppliers across 15 provinces. We hope to add about 300 direct suppliers in the next twelve months. We estimate that the expense associated with achieving this goal is approximately RMB 300,000, or approximately $48,720 USD.

•
Developing an intelligent logistics system. We have started developing a logistics system that integrates delivery and inventory control systems, and expect to complete this system within the next 12 months. Under this system, a sales order will automatically be filled and delivered from the most cost-effective location, whether it is our retail stores or the Company’s headquarters. The expense associated with achieving this goal is estimated to be approximately RMB 400,000, or approximately $64,960 USD.

Results of Operations

Revenue

 The Company began to generate revenue during the third quarter of fiscal year 2014, which ended on March 31, 2014. During the three months ended December 31, 2014 and 2013, we had total revenue of $3,191,550 and $6,651, respectively; and during the nine months ended December 31, 2014 and during the period from April 15, 2013 (inception) to December 31, 2013, we had total revenue of $5,441,739 and $6,651, respectively.

 Our revenue through December 31, 2014 has been derived from the following sources:

Source	Revenue for Nine months Ended December 31, 2014
Retail Stores	$501,708
Custom-made Sales	4,940,031
$5,441,739

We expect that revenue will increase substantially when these two sources are supplemented by franchise stores, our online store, our mobile store, the set-top box store, and sales to such distributors as we may engage.

Gross profit

Cost of revenue for the three months ended December 31, 2014 and 2013 was $1,433,748 and $4,479, respectively; and $2,392,794 and $4,479 for the nine months ended December 31, 2014 and for the period from April 15, 2013 (inception) to December 31, 2013, respectively. Our gross margin of 55% in the recent quarter is characteristic of only the two revenue streams that are currently producing sales. We expect our gross margin to change as additional revenue streams are added, although the direction will depend on the relative contributions of high-margin revenue sources (e.g. online and mobile) versus lower margin sources (e.g. wholesale).

Selling Expenses

Selling expenses represented the staff cost and expenses related to the sales departments and retail stores. Selling expenses for the three months ended December 31, 2014 and 2013 were $114,400 and $333, respectively; Selling expenses for the nine months ended December 31, 2014 was $354,697, as compared to $196 for the period from April 15, 2013 (inception) to December 31, 2013. The large increase was directly related to the Company’s retail stores (i.e. supermarket) operating at the beginning of 2014 and our additional stores commencing operations in the following quarters of 2014.

General and Administrative Expenses

General and administrative expenses for the three and nine months ended December 31, 2014 were $311,693 and $974,553, respectively, compared to $229,573 and $701,288 for the three months ended December 31, 2013 and the period from April 15, 2013 (inception) to December 31, 2013, respectively. This represents an increase of $82,120 for the recent three months over the prior year, or approximately 36%, and an increase of $273,265 for the nine months ended December 31, 2014 as compared to the period from April 15, 2013 (inception) to December 31, 2013, or approximately 39%. General and administrative expense will continue to increase as necessary to allow us to manage our growth and our multi-faceted marketing program.

Net Income

As a result of the above, our net income for the three and nine months ended December 31, 2014 was $1,002,442 and $1,382,503, as compared to the net loss of ($228,014) and ($700,057) for the three months ended December 31, 2013 and period from April 15, 2013 (inception) to December 31, 2013, respectively. The turn to profitability occurred because the Company commenced retail sales activity during the quarter ended December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2014, the Company had cash and cash equivalent of $270,969, compared to $155,160 as of March 31, 2014. The increase of $115,809 in cash was principally due to capital contributions by our stockholders of $1,287,383. With the contributed funds, we were able to finance our operations, which used $740,826 in cash during the nine months ended December 31, 2014. In addition, we invested $417,147 in fixed assets and $10,145 in intangible assets related to our website, and used $6,488 to purchase the minority interest in a subsidiary.

The following table summarizes our cash flows for the nine months ended December 31, 2014 and for the period from April 15, 2013 (inception) to December 31, 2013:

	For the nine months ended December 31, 2014	April 15, 2013 (inception) to December 31, 2013

Net cash (used in ) operating activities	$(740,826)	$(552,094)
Net cash (used in) investing activities	$(433,780)	$(38,106)
Net cash provided by financing activities	$1,290,512	$712,409

Our operations during the nine months ended December 31, 2014 used $740,826 in cash, despite our net income of $1,382,503 during that period. The discrepancy occurred primarily because we used $1,863,268 to purchase inventory in anticipation of near-term growth. We also recorded a large portion of our sales during the last month of the period, which resulted in a $927,001 increase in accounts receivable.

We had working capital of $2,055,120 at December 31, 2014, an increase of $2,275,324 during the nine months then ended. The increase was principally the result of the $1,287,383 capital contribution during the period as the greater portion of our net income was utilized to purchase fixed assets and inventory.

Because our shareholders have funded our growth by making capital contributions, we had no loans or other debt as of December 31, 2014. We believe that our capital resources will be adequate to fund our Company's operations for at least the next year.

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

Furthermore, cash transfers from our PRC subsidiaries to their parent companies outside of China are subject to PRC government control of currency conversion. We receive substantially all of our revenues in RMB. Under our current corporate structure, our income is primarily derived by our PRC subsidiary and its controlled affiliate. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. As profit and dividends are current account items, any revenue generated in the PRC may be paid to shareholders outside of the PRC as profit or dividends without prior approval from SAFE so long as we comply with certain procedural requirements. However, the PRC government may also, at its discretion, restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders. Our inability to obtain the requisite approvals for converting RMB into foreign currencies, any delays in receiving such approvals or any future restrictions on currency exchanges may restrict the ability of our PRC subsidiary to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy its foreign currency denominated obligations.

Off Balance Sheet Transactions

We do not currently have any off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of December 31, 2014.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

•
We have not achieved the desired level of corporate governance with regard to identifying and measuring the risk of material misstatement. Because of our limited internal resources, we lack key monitoring mechanisms such as independent directors and audit committee to oversee and monitor the Company's risk management, business strategies and financial reporting procedures.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of December 31, 2014.

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

(a) Unregistered sales of equity securities

The Company did not effect any unregistered sale of securities during the third quarter of fiscal 2015.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal 2015.

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

WINHA INTERNATIONAL GROUP LIMITED.

Date: February 17, 2015	By:	/s/ Chung Yan Winnie Lan
Chung Yan Winnie Lan, Chief Executive Officer, Chief Financial and Accounting Officer