Form 10-K
period 2015-03-31
WINHA INTERNATIONAL GROUP LTD
filed 2015-07-14
CIK 1584057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer    Accelerated filer     Non-accelerated filer   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates computed by reference to the closing price as of the last business day of the quarterly period ended September 30, 2014 was $2,962,154.

As of July 13, 2015, the registrant had 49,989,500 shares of common stock issued and outstanding.

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

PART I

 ITEM 1.         BUSINESS.

In this Annual Report on Form 10-K, the terms “Company,” “we,” “us,” and “our” refer to Winha International Group Limited ("Winha International") and its wholly-owned subsidiaries C&V International Holdings Company Limited, Winha International Investment Holdings Company Limited and Shenzhen Winha Information Technology Company, Ltd. (“Shenzhen Winha”),as well as Shenzhen Winha’s variable interest entity, Zhongshan Winha Electronic Commerce Company Limited (“Zhongshan Winha”) and Zhongshan Winha’s subsidiary, Zhongshan Winha Supermarket Limited (“Zhongshan Supermarket”).

Overview

Zhongshan Winha retails specialty food products drawn from many regions across China through its chain of dedicated  stores. We provide customers with access to a large variety of local food products that can otherwise only be found in the producer's region. Our vision is to promote cultures and traditions that exist throughout China, while bolstering local economies and raising awareness of the cultural heritage.

To date, our marketing has occurred exclusively in our retail stores, which were seven in number at the end of our last fiscal year, on March 31, 2015. During the current fiscal year, we expect to add thirteen new retail stores. However, during the next two years, we also plan to develop a multi-channel marketing program, which will include an online store and a mobile app. In this manner, we plan to become a source for specialty food products throughout China.

Our Corporate History and Structure

Winha International was incorporated in Nevada on April 15, 2013. We operate our business in China through Zhongshan Winha, an affiliated interest. We expect that virtually all of our revenue will derive from Zhongshan Winha. On August 1, 2013, we obtained control of Zhongshan Winha through a series of contracts (the "VIE Agreements") executed on August 1, 2013 by Zhongshan Winha, the equity-holders in Zhongshan Winha, and our subsidiary, Shenzhen Winha. The VIE Agreements consist of:

•
Exclusive Business Cooperation Agreement, through which Zhongshan Winha appointed Shenzhen Winha as its exclusive services provider to provide Zhongshan Winha with software management, marketing and managerial services. The agreement provides that Zhongshan Winha will pay Shenzhen Winha a fee for the services, in an amount to be determined by the parties through negotiation. In addition, Zhongshan Winha granted Shenzhen Winha an irrevocable and exclusive option to purchase any or all of the assets and business of Zhongshan Winha at the lowest purchase price permitted by PRC law. The Exclusive Business Cooperation Agreement may only be terminated by Shenzhen Winha, unless Chinese government authorities cause it to be terminated

•
Loan Agreements, pursuant to which Shenzhen Winha extended a loan to each equity-holder in Zhongshan Winha. The method of repayment of the loan can be determined only by Shenzhen Winha, which may opt to be repaid by a transfer of all equity interest in Zhongshan Winha to Shenzhen Winha. The Loan Agreements provide that no equity interest in Zhongshan Winha may be transferred (other than to Shenzhen Winha) or diluted;

•
Exclusive Option Agreements executed by Shenzhen Winha, Zhongshan Winha and each shareholder of Zhongshan Winha, pursuant to which Shenzhen Winha has an irrevocable and exclusive right to purchase the equity interests in Zhongshan Winha for a purchase price equal to the principal balance due under the Loan Agreements. The option shall be effective whenever permitted by Chinese law. These agreements shall remain effective until all equity interests in Zhongshan Winha have been transferred or assigned to Shenzhen Winha or its assignees in accordance with these agreements. The Exclusive Option Agreements provide that Zhongshan Winha may not issue any dividend nor make any distribution on liquidation, except to Shenzhen Winha;

•
Equity Interest Pledge Agreements, pursuant to which each equity-holder in Zhongshan Winha has pledged all of his/her equity interest in Zhongshan Winha and all of the equity interest hereafter acquired by him/her in favor of Shenzhen Winha to secure the obligations of Zhongshan Winha and its equity-holders under these contractual arrangements. These agreements shall remain effective until all parties have performed their respective obligations under these agreements or Shenzhen Winha exercises its right to terminate these agreements. The Equity Interest Pledge Agreements also provide that Zhongshan Winha may not issue any dividend nor make any distribution on liquidation, except to Shenzhen Winha;

•
Powers Of Attorney executed by each equity-holder in Zhongshan Winha, appointing Shenzhen Winha to be his/her attorney-in-fact, and to vote on his/her behalf on all the matters concerning Zhongshan Winha that may require shareholders’ approval. These powers of attorney are irrevocable; and

•
Spousal Consent Letters executed by spouses of certain equity-holders in Zhongshan WINHA, acknowledging that a certain percentage of the equity interest in Zhongshan Winha held by those spouses will be disposed of pursuant to the Exclusive Option Agreement and the Equity Interest Pledge Agreement.

The practical effect of these six VIE Agreements is to guarantee that any benefit or loss realized from the operations of Zhongshan Winha will be ultimately realized by Shenzhen Winha, as the current equity-holders in Zhongshan Winha are not entitled to receive any dividends or distributions from Zhongshan Winha, nor may they sell their interests in Zhongshan Winha other than to Shenzhen Winha for an amount already fixed in the loan agreement. Because Shenzhen Winha will realize the ultimate benefit or loss from the operations of Zhongshan Winha, Zhongshan Winha is considered a variable interest entity with respect to Shenzhen Winha under U.S. accounting principles. For that reason, the balance sheet of Zhongshan Winha and its financial results will be consolidated with those of the Company.

There is a risk, however, that Zhongshan Winha or and its equity-holders may fail to perform their obligations under the VIE Agreements, or that we may suffer significant delay or other obstacles in the process of enforcing these contractual arrangements, or that legal remedies for a breach of the VIE Agreements under PRC law may not be available or effective. If any of those risks materialized, our business and operations could be severely disrupted, and we could be left without the benefit of the operations of Zhongshan Winha, which would render Winha International effectively worthless. Moreover, if events cause the Company to be deemed to have lost control of Zhongshan Winha, we will not be able to consolidate Zhongshan Winha’s financials. As a result, the price of our common stock would drop drastically, which could cause our shareholders to experience severe loss in their investment in our Company.

Corporate Structure

Zhongshan Winha was organized in China in 2013. Its registered equity is owned by Zening Lai (70.2%), Wanfang Zhong (4.9%), Qifang Zhong (4.9%), Hong Cui (4.8%), Zhifei Huang (4.6%), Fang Tian (4.5%), Wenliang Zhou (3.5%) and Yun Teng (2.6%).

Winha International was organized in the State of Nevada in April 2015. When it was organized, approximately 99% of its capital stock was owned by Pilot International, a holding company. On August 1, 2013, Chung Yan Winnie Lam, the President and sole director of Winha International as well as the sole shareholder of Pilot International, entered into a Share Transfer Agreement with Zening Lai, who owns the majority equity interest in Zhongshan Winha and is also the sole director of Pilot International. The Share Transfer Agreement provided Ms. Lai an option to purchase 100% of the outstanding ordinary shares of Pilot International currently held by Ms. Lam in three installments, provided that Winha achieves certain performance thresholds in each given time period. On August 1, 2013, Ms. Lam aslo entered into a Power of Attorney to grant Ms. Lai as her agent, attorney and proxy the authority to exercise any and all shareholder rights with the same powers in respect of all the shares of Pilot International on any and all matters on behalf of Ms. Lam.

The VIE Agreements were also executed on August 1, 2013. As a result of her ownership interest in Zhongshan Winha and her financial interest in Pilot International pursuant to the Share Transfer Agreement and Power of Attorney, Ms Lai was deemed to have retained financial controlling interests in the combined entity, and the combined entity remained under common control. As a result, the transfer of control of Zhongshan Winha to Shenzhen Winha, a subsidiary of Winha International, was accounted for as a combination of entities under common control.

Beginning in December 2013, Zhongshan Winha has organized a series of subsidiaries to hold the operations of its retail stores.

The following chart demonstrates our current corporate structure.

WINHA International Group Limited
(a Nevada company)
100%
C&V International Holding Company Limited
(a Cayman company)
100%
WINHA International Investment Holdings Company Limited
(a HongKong company)
Off-shore
100%
Shenzhen WINHA Information Technology Company, Ltd
(a wholly foreign owned enterprise in PRC) (WFOE)
Contractual Arrangements
Zhongshan WINHA Electronic Commerce Company Limited
(a PRC limited liability company)
Zhongshan Winha Catering Management Co., Ltd
Zhongshan Supermarket Limited
(a PRC limited liability subsidiary)
Sanshui Branch, LLC
Shunde Branch, LLC
Chancheng Branch, LLC
Three Stores

Products

With nearly 5,000 years of history and 56 ethnic groups, China is known for the variety of its cultures, in particular its diverse locally-produced specialty goods. As China covers almost 9.6 million square kilometers of land, the variation of climate and environment nourished many distinct local folk cultures and traditions that produced myriad local specialty goods.

Since the turn of the century, as the living standard in China has drastically improved, the demand for diversified consumer products has risen every year. Specialty goods, which reflect local cultures, history, and tradition, have become increasingly popular gifts for families and friends. However, due to factors such as limited business investment, incomplete infrastructure in certain rural areas, low brand awareness, lack of sales channels and ineffective marketing, the local specialty product business is still at its early stage.  In addition, with the goal to promote local cultures, China’s State Council has been actively working to stimulate domestic demand for local specialty goods.

Our business was founded to meet the demand for local specialty goods, both fresh and manufactured. We rely on direct suppliers across the country to supply products to us. We have established supply relationship with over 100 direct suppliers across 15 provinces of China. We intend to increase our product sourcing to around 300 direct suppliers in the next twelve months.

During the past fiscal year, which ended on March 31, 2015, our best selling products were fresh produce, generally delivered direct from the farm to our customer. Our ten best selling products during fiscal year 2015 were:

Product	Sales (RMB)
Red grapefruit	410,000
Domestic red plum	290,000
Fire ginseng fruit	270,000
Domestic red heart kiwi	260,000
Gala apple	260,000
Pitaya	230,000
Little Kate	200,000
Superfine crown pear	200,000
Superfine gold pear	190,000
Kiwi fruit	160,000

As the table indicates, our sales were dominated during the past fiscal year by fresh produce, most of which we sold to the hotel industry. The dominance of fresh produce occurred, in part, because we started the fiscal year with only one retail store and only $41,254 in inventory. By March 31, 2015, however, we had seven retail stores, holding $2,621,655 in inventory, only 2% of which was fresh produce. We expect, therefore, that in the current fiscal year the portion of our revenue attributable to manufactured products will be significantly higher than in the 2015 fiscal year.

Retail Distribution

We currently have seven retail stores - we expect to add 13 during the current fiscal year. Each store holds a variety of manufactured food products in inventory, and offers farm-to-kitchen delivery of a wide variety of fresh and manufactured food products. All orders placed at a retail store are filled from our central office, using our proprietary stock-sell-storage software system. This system enables us to find products for each store with the optimal delivery performance and best pricing, while also monitoring the inventory at each store and its sales performance.

During fiscal year 2015, only 9% of our revenue was the result of purchases of inventory located at a retail store. The other 91% was the result of custom orders placed at one of our retail stores. Most of these orders were placed by other business establishments, primarily hotels with restaurant service. In our standard relationship, the hotel has entered into a long-term purchase contract with our local retail store. As its needs develop, the hotel places orders with the local retail store by fax, phone or email.  The order is placed into our software system, and a purchaser at our central office sends a purchase order, usually with instructions for the supplier to deliver to the hotel at a designated time.

Our custom-order business has grown quickly, as we offer significant advantages to our commercial customers over traditional food distribution systems:

•	We make available a wide variety of interesting food options, which allow our commercial customers to offer upscale menus to their clientele.

•
Zhongshan Winha involves itself directly in the planting decisions of our suppliers, with a goal of offering the freshest possible produce on schedules that are favorable to the needs of our commercial customers.

•	Our retail stores endeavor to facilitate ease of business for our customers, allowing them to pre-schedule visits to our store and obtain back-door delivery of their purchases.

In April of this year, we expanded the marketing channels by opening our Restaurant at 19 Changyi Road in Wuguishan. The purpose of the Restaurant is less food service than food sampling. Potential customers are invited to visit the Restaurant, where our staff of chefs will prepare foods using the produce and produces available at our retail stores. In this manner, our customers can preview both the quality of our products and creative ideas for incorporating our products into the customers' menus. A small retail store is located onsite at the Restaurant, where customers can place orders for our products. However, we expect the Restaurant experience to yield sales throughout our system. Our plan is to open four additional restaurants during the current fiscal year.

Our proprietary software enables the administrative staff in our central office to monitor our stores and control inventory and cash flow efficiently. Although each point-of-purchase has its own bank account, all are integrated online, so that our finance department can monitor cash balances and cross-check against inventory turnover.

Plans for Expansion of Market Channels

Our goal is to become the leading provider of regional food products throughout China. Toward that end, we intend to open up retail stores as our financial and personnel resources permit. To supplement the retail stores, however, we are developing an online marketing capability, consisting of an online store and a mobile app.  We expect both channels to become functional during calendar year 2016.

•
Online Store. Consumers will be able to access our products at our website www.winha.com. Our goal is to build our website into a one-stop shop for local specialty products of all kinds. Towards that end, we have been recruiting employees in areas such as graphic design, photography, and online business administration.

•
Mobile Store. We unveiled the prototype for our mobile app at the end of August 2013. Our mobile app will be searchable on WeChat, a social network platform that was developed by Tencent and has gained its popularity among China-based smart phone users. We worked with a third-party developer in creating a sophisticated interface for the mobile app, and obtained a public account with WeChat that so that our mobile app can be searched and “friended” by the public at large. Our mobile app will have two segments: pages introducing local cultures throughout China and a virtual store that will provide exclusive deals, such as free samples and special discounted items.

Our goal is to integrate our online presence with our physical presence. We anticipate that customers will be introduced to our products at our retail stores and/or restaurants, then utilize our online store and/or mobile app for repeat orders. But we will also direct customers in the other direction, by periodically sending registered users push notifications regarding featured products and sales items, which will in most cases have a direct link for them to easily review and purchase, but may also direct them to our local retail store.

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

Foreign-invested enterprises in China may execute foreign exchange transactions without the SAFE approval for trade and service-related transactions denominated in foreign currency by providing commercial documents evidencing these transactions. Foreign exchange transactions related to direct investment, loans and investment in securities outside China are still subject to limitations and require approval from the SAFE

On August 29, 2008, the SAFE issued the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or Circular 142. Pursuant to Circular 142, RMB capital derived from the settlement of a foreign-invested enterprise’s foreign currency capital must be used within the business scope approved by the applicable government authority and cannot be used for domestic equity investment, unless specifically provided for otherwise. Documents certifying the purposes of the settlement of foreign currency capital into RMB, including a business contract, must also be submitted for the settlement of such foreign currency. In addition, foreign-invested enterprises may not change how they use such capital without the SAFE’s approval and may not in any case use such capital to repay RMB loans if they have not used the proceeds of such loans. Violation of Circular 142 can result in severe penalties, including heavy fines as set forth in the Foreign Exchange Administration Rules. The SAFE promulgated a circular on November 9, 2010, or Circular 59, which tightens the regulation over settlement of net proceeds from overseas offerings like this offering and requires that the settlement of net proceeds must be consistent with the description in the prospectus for the offering. Furthermore, the SAFE promulgated the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses, or Circular 45, on November 9, 2011, which expressly restricts a foreign-invested enterprise from using RMB converted from its registered capital to provide entrusted loans or repay loans between non-financial enterprises. Circular 142, Circular 59 and Circular 45may significantly limit our ability to transfer the net proceeds from this offering to our PRC subsidiary and convert the net proceeds into RMB, which may adversely affect our liquidity and our ability to fund and expand our business in the PRC.

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

Regulations Relating to Internet Information Services and Content of Internet Information

According to the Administrative Measures on Internet Information Services, or the Internet Measures issued in September 2000 by the State Council to regulate the provision of information services to online users through the internet, the business we plan to conduct through our winha.com website involves operating commercial internet information services, which requires us to obtain a value-added telecommunications business license, or an ICP license. If an internet information service provider fails to obtain an ICP license, the relevant local telecommunications administration authority may levy fines, confiscate its income or even block its website.

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

Intellectual Property

Trademark

We have an application pending  for trademark protection for our company’s logo “Wanqiwang” and we anticipate that we will be able to obtain the trademark within the next 12 months.

Domain Names

We have an Internet Content Provider License to use the domain name www.winha.com.

Employees

We currently have 73 employees, all of whom are employed full time. 37 of our employees are located in our central administrative offices; the remainder staff our stores and restaurant.

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

We May Encounter Substantial Competition in Our Business and Our Failure to Compete Effectively May Adversely Affect Our Ability to Generate Revenue.

We are a recently organized company. A number of our competitors, including Taobao, Gongtianxia.com and Techan.com, are established and have greater resources than we do. Our competitive strategy is to implement our innovative business model of selling local specialty goods retail on a shopping platform that utilizes both physical stores and virtual stores. However, we believe that new competitors will enter the market and adopt our business model to introduce new websites, mobile applications and services with competitive characteristics. We expect that we will be required to continue to invest in improving our services to compete effectively in our markets. Our competitors could develop a more efficient business model or undertake more aggressive and costly marketing campaigns than ours, which may adversely affect our marketing strategies and could have a material adverse effect on our business, results of operations and financial condition.

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

Risks Related To Our Online Retail Platform

We May Not Be Able To Market Our Website and Mobile Store Successfully.

Once we establish a stable and comprehensive supply of specialty products across the country, we plan to launch a marketing campaign to fully promote and advertise our brand. The e-commerce industry is extremely competitive. Though very few, if any, specialize in local specialty goods, there are currently many general online shopping websites both in China and worldwide that sell local products.  An effective marketing plan will need to be executed in order to establish a loyal client base, and to get our website and mobile application known in the marketplace. If we fail to develop such an effective marketing plan, and if we are unable to market our website and mobile application successfully to consumers, we may not be able to sustain business operations.

The Changing Industry Requires Expansion and Constant Updating of Our Website, Mobile Store and Software.

The e-commerce industry is characterized by rapid technological change that could render our website, mobile store  and backend application obsolete. The development of our website and mobile store entails significant technical and business risks. We can give no assurance that we will successfully use new technologies effectively or adapt our website and application to customer requirements or needs. If our management is unable, for technical, legal, financial, or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, we may become unprofitable, which may result in the loss of all or part of your investment.

We May Not Be Able to Find Suitable Software Developers at an Acceptable Cost.

 We contract with software developers to further develop and upgrade our website and mobile store and associated backend interface. Due to the current demand for skilled technological developers, we run the risk of not being able to find or retain suitable personnel at an acceptable price. We would also need to ensure that the candidates are adequately qualified to develop a website or mobile application that is user friendly, free of errors and seamless in design. Without these developers, we may not be able to further develop and upgrade the software, which is the most important aspect of our business development.

Risks Related To Products Liability

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

In addition, food safety events, whether or not involving us, could result in negative publicity for Winha or for the industry or market segments in which we operate. Increased use of social media could create and/or amplify the effects of negative publicity. This negative publicity, as well as any other negative publicity concerning types of food products we serve, may reduce demand for our products and could result in a decrease in guest traffic to our online, mobile store and physical stores as consumers shift their preferences to our competitors or to other products or food types. A decrease in traffic to our stores, website and/or mobile store as a result of these health concerns or negative publicity could result in a decline in sales.

We May Be Subject to Product Liability Claims if People or Properties Are Harmed By the Products Sold Through Our Store, Website or Mobile Store.

Products sold through our stores, and those to be sold through our website and mobile store are manufactured by third parties. Some of those products may be defectively produced or manufactured. As a result, sales of such products through our stores, website or mobile store could expose us to product liability claims relating to personal injury or property damage and may require product recalls or other actions. Third parties subject to such injury or damage may bring claims or legal proceedings against us as the distributor of the products. We do not currently maintain any third-party liability insurance or product liability insurance in relation to products sold through our stores. As a result, any material product liability claim or litigation could have a material and adverse effect on our business, financial condition and results of operations. Even unsuccessful claims could result in the expenditure of funds and managerial efforts in defending them and could have a negative impact on our reputation.

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

Our Holding Company Structure May Limit the Payment of Dividends.

We have no direct business operations, other than our ownership of our subsidiary and our contractual control of Zhongshan Winha. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. Current PRC regulations permit our PRC subsidiary to pay dividends to us only out of its accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our subsidiary in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. These reserves are not distributable as cash dividends. Furthermore, if our subsidiary in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us. As a result, there may be limitations on the ability of our PRC subsidiary to pay dividends or make other investments or acquisitions that could be beneficial to our business or otherwise fund and conduct our business.

PRC Regulation of Loans and Direct Investment by Offshore Holding Companies to PRC Entities May Delay or Prevent Us From Making Loans or Additional Capital Contributions to Our PRC Operating Subsidiary, Which Could Materially and Adversely Affect Our Liquidity and Our Ability to Fund and Expand Our Business.

As an offshore holding company of our PRC operating subsidiary, we may make loans to our PRC subsidiary, or we may make additional capital contributions to our PRC subsidiary. Any loans to our PRC subsidiary are subject to PRC regulations. For example, loans by us to our subsidiary in China to finance its activities cannot exceed statutory limits which is the difference between the total investment and the registered capital of our PRC subsidiary and must be registered with the State Administration of Foreign Exchange, or SAFE. On August 29, 2008, SAFE promulgated Circular 142, a notice regulating the conversion by a foreign-invested company of foreign currency into RMB by restricting how the converted RMB may be used. Circular 142 requires that RMB converted from the foreign currency-denominated capital of a foreign-invested company may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC unless such investments are otherwise provided for in the business scope. The foreign currency-denominated capital shall be verified by an accounting firm before converting into RMB. In addition, SAFE strengthened its oversight over the flow and use of RMB funds converted from the foreign currency-denominated capital of a foreign-invested company. To convert such capital into RMB, the foreign-invested company must report the use of such RMB to the bank, and the RMB must be used for the reported purposes. According to Circular 142, change of the use of such RMB without approval is prohibited. In addition, such RMB may not be used to repay RMB loans if the proceeds of such loans have not yet been used. Violations of Circular 142 may result in severe penalties, including substantial fines as set forth in the Foreign Exchange Administration Rules. In addition, the SAFE promulgated the Notice on Relevant Issues Concerning Strengthening the Administration of Foreign Exchange Business, or Circular 59, on November 9, 2010, which requires the government to closely examine the authenticity of settlement of net proceeds from offshore offerings and the net proceeds to be settled in the manner described in the offering documents. SAFE further promulgated the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses, or Circular 45, on November 9, 2011, which expressly restricts a foreign-invested enterprise from using RMB converted from its registered capital to provide entrusted loans or repay loans between non-financial enterprises.

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

We receive substantially all of our revenues in RMB. Under our current corporate structure, our cash flow is primarily derived from dividend payments from our PRC subsidiary. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. As profit and dividend are current account items, our revenues generated in the PRC may be paid to shareholders outside of the PRC as profit or dividend without prior approval from SAFE so long as we comply with certain procedural requirements.

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

We conduct substantially all of our operations, and generate substantially all of our revenues, through contractual arrangements with Zhongshan Winha that provide us, through our ownership of Shenzhen Winha, with effective control over Zhongshan Winha. We have no direct ownership interest in Zhongshan Winha. We depend on Zhongshan Winha to hold and maintain contracts with our customers. Zhongshan Winha also owns substantially all of our products, facilities and other assets relating to the operation of our business, and employs the personnel for substantially all of our business. Neither our company nor Shenzhen Winha has any ownership interest in Zhongshan Winha.

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

There are Substantial Uncertainties and Restrictions in Regard of the Interpretation and Application of PRC Laws and Regulations Relating to Online Commerce and the Distribution of Internet Content in China. If the PRC Government Decides That Our Corporate Structure Does Not Comply With PRC Laws And Regulations, We Could Be Subject to Severe Penalties, Including the Revocation of Our Value-Added Telecommunications Business License and the Shutting Down of Our Website.

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

We May Be Required to Obtain Prior Approvals Under the M&A Rules for Our Current Corporate Structure.  Our Failure to Obtain These and Other Required Prior Approvals Under the M&A Rules Could Have a Material Adverse Effect on Our Business.

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

 We believe that we are not required to submit applications for MOFCOM’s and CSRC’s prior approvals with respect to the formation of our current corporate structure given that (i) Shenzhen WINHA was incorporated by the means of direct investment by Winha International, and there was no acquisition of the equity or assets of a “PRC domestic company” as such term is defined under the M&A Rules; (ii) there is no provision in the M&A Rules that clearly classifies the contractual arrangements between Shenzhen Winha and Zhongshan Winha as a kind of transaction falling under the M&A Rules; (iii) our offshore companies are directly controlled by Ms. Chung Yan Lam who is a Hong Kong citizen rather than a PRC individual.

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

Risks Related To Our Securities

The Company’s Shares Currently Trade for Less Than $5.00 Per Share, and Thus are a Penny Stock. Trading in Penny Stocks Has Many Restrictions and These Restrictions Could Severely Affect the Price and Liquidity of the Company’s Shares.

Since commencing trading in August 2014, our stock has traded below $5.00 per share. Our stock, therefore, is known as a “penny stock”, which is subject to various regulations involving disclosures to be given to you prior to the purchase of any penny stock. The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker/dealer must make a special suitability determination for the purchase of these securities. In addition, the broker/dealer must receive the purchaser’s written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the “penny stock” rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them. These disclosures require you to acknowledge that you understand the risks associated with buying penny stocks and that you can absorb the loss of your entire investment. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stock is often volatile and you may not be able to buy or sell the stock when you want to.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.           PROPERTIES.

Our principal executive office is located at Suite 918, Yihe Center, 5 Xinzhong Avenue, Shiqi District, Zhongshan, China. The property at this location is leased by the Company, at monthly rental expenses of RMB 8,388 (approximately $1,371), for a term of three years ending March 24, 2016.

Our subsidiaries now lease commercial space for our seven retail stores and one restaurant, as follows:

Subsidiary	Location	Sq. Meters
Zhongshan Winha	P89, First Floor, No. 17, Chancheng District, Foshan City	124
Sanshui Branch, LLC	5-7 Eastern Seven, Eastern First, Yahao Ju, Dexing Rd, Xi'nan St., Sanshui District, Foshan City	118
Shunde Branch, LLC	8,9,10 Third Jinghong Bldg., Taigen Rd., Yulu Neighborhood Committee, Shunde District, Foshan City	229
Zhongshan Supermarket Ltd.	Card 5,6 Dongming Rd., No. 27, Shiqi District, Zhongshan City	197
Xiaolan Branch, LLC	The Second Street Shop, Guangyuan Northern Road, Xiaolan Town, Zhongshan City	106
Guangzhou Branch, LLC	Shop 40, Xinyue Mingzhu Park, Panyu District, Guangzhou City	118
Dongguan Branch, LLC	Shop 108, A1-1-7, Fuhuayuan, Dongtai Garden, Dongtai Community, Dongcheng District, Dongguan City	277
Zhongshan Winha Catering Management Co., Ltd.	Floors 1 and 2, Tianbo Bldg., B Factory, No. 19 Changyi Rd., Changmingshui Industrial Park, Wuguishan	--

We currently do not own any real property.

ITEM 3.           LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 4.           MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

 Our common stock has been listed for quotation on the OTC Pink Market since August 14, 2014.  It is currently listed under the symbol “WINH.”  The following table sets forth for the respective periods indicated the prices of the common stock, as reported by the OTC Pink Market.  Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

	Bid
Quarter Ending	High	Low
September 30, 2014	$2.60	$2.10
December 31, 2014	$3.35	$2.60
March 31, 2015	$3.35	$2.75
Holders

As of July 8, 2015, there were 390 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

The Company did not effect any unregistered sale of securities during the fourth quarter of fiscal year 2015.

ITEM 6.           SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Accounting for Variable Interest Entity

We operate our business in China through Zhongshan Winha. We expect that virtually all of our revenue will be derived from Zhongshan Winha. On August 1, 2013, our subsidiary, Shenzhen Winha, entered into a set of contractual agreements with Zhongshan Winha and its equity owners, including an exclusive business cooperation agreement, exclusive option agreement, loan agreement, equity interest pledge agreement, power of attorney and spousal consents. Shenzhen Winha, through these arrangements, assumed operational control of Zhongshan Winha and became the primary beneficiary of those operations. As a result, Zhongshan Winha is considered a variable interest entity with respect to Shenzhen Winha and, as a result, the financial statements of Zhongshan Winha are consolidated with our Company's financial statements. In addition, since the entities that are parties to the VIE Agreements were under common control at the time when the VIE Agreements were executed, the financial statements included in this report reflect the consolidation of the historical results of operations and cash flows of Zhongshan Winha.

 The control of our operations through contractual arrangements creates risks for our business. If Zhongshan Winha and its shareholders fail to perform their obligations under the contractual arrangements, or if we suffer significant delay or other obstacles in the process of enforcing these contractual arrangements, or if legal remedies under the PRC law that we rely on are not available or effective, we may be unable to consolidate the results of operations of Zhongshan Winha with the Company's financial statements, which would leave the Company without revenue and with insignificant assets on our balance sheet.

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

  Business Development

 Our business grew significantly during fiscal year 2015. Recent developments and our plans for the immediate future include:

•
Opening new retail stores. All of our revenue during 2015 fiscal year was generated through our retail stores, primarily by fulfilling orders for customized products or by retail sales from inventory. We established our first retail storefront in December 2013; then established six retail storefronts in the first quarter of fiscal year 2015.  We plan to open 13 more stores in the next twelve months.

•
 Opening new theme restaurants. We registered a catering management company on January 6, 2015 and opened a restaurant under its control in April 2015. We plans to open four more restaurants during fiscal year 2016.  Each restaurant is associated with a retail store. The purpose of the restaurant is to permit customers to sample the food products available for sale in the retail store, as our service personnel prepare the foods to order. We expect the restaurants to draw customers to our retail stores and increase our per-store revenues.

•
Developing direct suppliers. To ensure healthy and stable supply networks, we have established supply relationships with approximately 100 direct suppliers across 15 provinces. We hope to add about 300 additional direct suppliers in the next twelve months.

•
Developing an intelligent logistics system. We have started developing a logistics system that integrates delivery and inventory control systems, and expect to complete this system within the next 12 months. Under this system, a sales order will automatically be filled and delivered from the most cost-effective location, whether it is one of our retail stores or the Company’s headquarters.

 Results of Operations

 Comparison of the Year Ended March 31, 2015 and Period From Inception Ended March 31, 2014

The following table sets forth key components of our results of operations during the year ended March 31, 2015 and during the period from April 15, 2013 (Inception) to March 31, 2014, and the percentage changes between 2015 and 2014.

	March 31	April 15, 2013 (Inception) through March 31%
	2015	2014	Change
Revenues	$9,023,642	$99,752	8,946%
Gross profit	4,696,888	28,847	16,182%
Total operating expenses	1,576,587	1,028,729	53%
Income from operations	3,120,301	(999,882)	412%
Net income attributable to the Comment Stockholders	$2,366,552	$(999,933)	337%
Revenues

During the year ended March 31, 2015 we opened six additional stores and as a result, we recorded total revenue of $9,023,642 for the 2015 fiscal year. The Company opened a single retail store during the third quarter of the period ended March 31, 2014, and recorded $99,752 in revenue for the fiscal period from the Company's inception to March 31, 2014.

Each of our stores produces revenue in two ways:

●
Delivery of custom-ordered products. This revenue stream consists primarily of orders for fresh produce placed by hotels and delivered directly to the customer by our suppliers. The orders are placed at the retail store, where the customer's personnel can sample the products and assess its quality.

●
Retail sale from onsite inventory. Each store maintains an inventory of specialty food products for sale. At March 31, 2015 only 2% of the inventory was fresh produce; the remainder was manufactured goods. As a result, the stores experience an insignificant amount of inventory spoilage.

During fiscal year 2015 over 91% of our revenue was attributable to the sale of custom-ordered products; the remaining 9% was the result of retail sale of onsite inventory. The imbalance reflected, in part, the fact that we commenced the fiscal year with only one store and $41,254 of onsite inventory. In contrast, at March 31, 2015 we had seven stores and $2,621,655 in inventory. We expect, therefore, that sales from inventory will represent a larger portion of our revenue in coming fiscal periods.

Gross profit

 Cost of revenue for the year ended March 31, 2015 and the period from April 15, 2013 (inception) to March 31, 2014 was $4,326,754 and $70,905, respectively, resulting in gross profit of $4,696,888 and $28,847. During fiscal year 2015, each of our two revenue streams (custom orders and sales from inventory) contributed to our gross margin of 52% in proportion to sales, as custom sales yielded approximately 90% of our gross profit and sales from inventory yielded the rest.

As discussed in "Business" above, our business plan contemplates that we will add new revenue streams consisting of additional methods of distributing our specialty food products. We expect our gross margin to change as additional revenue streams are added, although the direction will depend on the relative volume of high-margin revenue sources (e.g. online and mobile sales) versus lower margin sources (e.g. wholesale distribution).

 Operating Expenses; Income (loss) from Operations

 Our primary operating expenses consist of:

●
Selling Expenses. Selling expenses represent the labor cost for our marketing department and retail stores, as well as expenses directly related to our marketing efforts.  Selling expenses for the year ended March 31, 2015 and the period from April 15, 2013 (inception) to March 31, 2014 were $564,815 and $49,879, respectively, an increase of 1,032%. We expect our selling expenses to increase in proportion to the number of additional retail stores and restaurants we open.

●
General and Administrative Expenses. General and administrative expenses for the year ended March 31, 2015 and the period from April 15, 2013 (inception) to March 31, 2014 were $1,011,772 and $978,850, respectively, an increase of 3%. The increase was modest, particularly in light of the increase in our revenues, due to the stability of our management team. As we expand our operations, however, particularly as we initiate our multi-faceted marketing program, we expect general and administrative expenses to increase, reflecting the staffing requirements of a more complex operation.

After taking our operating expenses into account, our operations during fiscal year 2015 yielded $3,120,301 in income from operations, 56% of which was realized in the 4th quarter. In the period from inception to March 31, 2014, when we were building the management team and infrastructure for our business, we recorded an operating loss of $999,882.

Net Income

 After taking into account insignificant amounts of other income and expense, we recorded pre-tax net income of $3,106,080 for the year ended March 31, 2015. Corporate income in China is subject to tax at a rate of 25%. For fiscal 2015, we recorded income tax at an effective rate of 18.9%, however, primarily because we had the benefit of a net operating loss carryforward. Our net income for the year, therefore, was $2,366,552. Because we acquired the non-controlling interest in our affiliate, which had created an offset to the loss we incurred in the prior fiscal period, all of our net income was attributable to our common stockholders.

 Impact of Exchange Rates

In preparing our financial statements for inclusion in our SEC filings, we translate from the Chinese Renminbi to U.S. dollars the elements of our balance sheets at the exchange rate on the balance date, except for stockholders’ equity and our statements of income. Accordingly, our year-to-period comparisons may be influenced by changes in the average exchange rate, resulting in increases or decreases that do not reflect actual changes in operating results. The exchange rates used to translate Renminbi into U.S. dollars were:

	March 31, 2015	March 31, 2014
Consolidated balance sheet items, except for stockholders’ equity, as of the periods end	0.1630	0.1609
	Year Ended March 31, 2015	April 15, 2013 (Inception) through March 31, 2014
Amounts included in the statements of income, changes in stockholders’ equity and cash flows	0.1624	0.1636

Liquidity and Capital Resources

 As of March 31, 2015, the Company had cash and cash equivalent of $1,103,726, compared to $155,160 as of March 31, 2014. The increase of $948,566 in cash was due to capital contributions by our stockholders of $1,859,029. With the contributed funds, we were able to finance our operations, which used $581,512 in cash during the year ended March 31, 2015. In addition, we invested $416,766 in fixed assets - i.e., the leasehold improvements in our new stores - and $32,290 in our website. Similarly, in the period ended March 31, 2014, we financed operations with the capital contribution of $696,706 made by the equity-holders in Zhongshan Winha, which was funded in part by the loans made by Shenzhen Winha as advance payment for its purchase of Zhongshan Winha, and used $6,488 to purchase the minority interest in one of our subsidiaries (i.e. Zhongshan Supermarket).

The following table summarizes our cash flows for the year ended March 31, 2015 and the period from April 15, 2013 (inception) to March 31, 2014:

	Year Ended March 31, 2015	April 15, 2013 (inception) to March 31, 2014
Net cash (used in ) operating activities	$(581,512)	$(524,683)
Net cash (used in) investing activities	$(449,056)	$(87,134)
Net cash provided by financing activities	$1,924,769	$767,071

Our operations during the year ended March 31, 2015 used $581,512 in cash, despite our net income of $2,366,552 during the year. Cash was primarily used to purchase inventory of approximately $2,580,401 in anticipation of our expected growth. We also recorded and increase of approximately $1,116,000 in our accounts receivable due to higher sales at the end of the fiscal year. All of our accounts receivable at March 31, 2015 was collected during April 2015.

 We had working capital of $3,684,584 as of March 31, 2015, an increase of $3,904,788 compared to March 31, 2014. The increase was principally the result of approximately $1,859,000 in capital contributions and our net income during the year.

 Because our shareholders have funded our growth by making capital contributions, we has only  $72,228 in stockholder loans and no other debt as of March 31, 2015. The stockholder loans are our means of obtaining U.S. Dollars to pay the expenses of Winha International without the extensive regulatory procedures needed to convert our Renminbi reserves into Dollars. We believe that our capital resources will be adequate to fund our Company's operations for at least the next year.

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

 Current PRC regulations permit our PRC subsidiary to pay dividends to us. However, payment of dividends is subject to applicable regulatory requirements. In addition, we have no direct business operations, other than our ownership of our subsidiary and our contractual control of Zhongshan Winha. Dividends to our U.S. parent, therefore, will be limited to the amount that the management of Zhongshan Winha and the management of Shenzhen Winha determine to be an appropriate fee for services under the Exclusive Business Cooperation Agreement. To date, no fee has been paid pursuant to that agreement.

 Furthermore, cash transfers from our PRC subsidiaries to their parent companies outside of China are subject to PRC government control of currency conversion. We receive substantially all of our revenues in RMB. Under our current corporate structure, our income is primarily derived by our PRC subsidiary and its controlled affiliate. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. As profits and dividends are current account items, any revenue generated in the PRC may be paid to shareholders outside of the PRC as profit or dividends without prior approval from SAFE so long as we comply with certain procedural requirements. However, the PRC government may also, at its discretion, restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders. Our inability to obtain the requisite approvals for converting RMB into foreign currencies, any delays in receiving such approvals or any future restrictions on currency exchanges may restrict the ability of our PRC subsidiary to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy its foreign currency denominated obligations.

The Company currently intends to reinvest its earnings in expanding its operations and currently has no plans to pay any dividends.

 Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the year ended March 31, 2015, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These were (a) the determination made to account for the combination of Zhongshan Winha with Winha International Group Limited as a combination of entities under common control, and (b) the determination reflected in Note 2 to the financial statements to consolidate the balance sheet and historical financials of our variable interest entity, Zhongshan Winha.

Combination of Entities Under Common Control

On August 1, 2013, Chung Yan Winnie Lam, our President and sole director as well as the sole shareholder of Pilot International, entered into a Share Transfer Agreement with Zening Lai, the director of Pilot International, our majority shareholder, pursuant to which Ms. Lam granted to Ms. Lai an option to purchase 100% of the outstanding ordinary shares of PILOT International currently held by Ms. Lam in three installments, provided that Winha achieves certain performance thresholds in each given time period. On August 1, 2013, Ms. Lam entered into a Power of Attorney with Ms. Lai to appoint Ms. Lai as her agent, attorney and proxy to exercise any and all shareholder rights with the same powers in respect of all the shares of Pilot International on any and all matters on behalf of Ms. Lam.

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

Consolidation of Variable Interest Entity

Through the VIE agreements, our subsidiary, Shenzhen Winha, is deemed the primary beneficiary of Zhongshan Winha. Zhongshan Winha has no assets that are collateral for or restricted solely to settle its own obligations. The creditors of Zhongshan Winha do not have recourse to the Company’s general credit. Zhongshan Winha’s actual stockholders do not hold any kick-out rights that will affect the consolidation determination.  Accordingly, the financials of Zhongshan Winha have been included in the accompanying consolidated financial statements.

There is a degree of uncertainty as to whether the VIE agreements would be enforceable within the Chinese legal system if, for any reason, we found it necessary to seek legal enforcement.  To date, there has been very limited judicial comment on such agreements, and nothing that would serve as binding precedent if the enforceability of our VIE agreements were to be adjudicated.  We believe that, if adjudicated, each of the four VIE agreements would be found enforceable by the Chinese legal system.  Our bases for this conclusion are:

☐	The Exclusive Business Cooperation Agreement provides an exchange of money for services that is a fair and reasonable exchange and does not violate any principal of Chinese law.
☐
The Exclusive Option Agreement is, essentially, a stand-still agreement under which the parties agree to take no action that would prejudice the other pending an acquisition of Zhongshan Winha by Shenzhen Winha on terms that comply with Chinese law.  A standstill agreement, in contemplation of a subsequent transfer is commonly enforced in China, where the transfer process can be lengthy.

☐	The Power of Attorney conforms to Chinese corporate law that permits equity holders to appoint proxies to exercise their voting rights.
☐	The Equity Interest Pledge Agreement conforms to Chinese law that permits a pledge of equity to secure obligations.

The most likely challenge to the VIE agreements would arise under the New M&A Rules, which are designed to regulate foreign acquisitions of Chinese entities.  Our analysis of the New M&A Rules, however, indicates that the New M&A Rules do not invalidate our VIE Agreements.  The New M&A Rules require offshore “special purpose vehicles,” that are (1) formed for the purpose of overseas listing of the equity interests of Chinese companies via acquisition and (2) are controlled directly or indirectly by Chinese companies and/or Chinese individuals, to obtain the approval of the China Securities Regulatory Commission (“CSRC”) prior to the listing and trading of their securities on overseas stock exchanges. Based on our review of the New M&A Rules, we believe that this provision does not apply to our Company.  We reached that conclusion by observing that:

i	Shenzhen Winha was incorporated by a foreign investor and therefore has no Chinese shareholders; and
ii	no provision in the New M&A Rules clearly classifies the contractual arrangements between Shenzhen Winha and Zhongshan Winha as a type of transaction falling within the New M&A Rules.

We believe, therefore, that under prevailing laws and policies our VIE Agreements are enforceable in Chinese courts.  Consideration must be given, however, to the possibility that the Chinese government will express a policy adverse to such arrangements, which would be likely to affect future adjudication of the enforceability of entrusted-management-type arrangements.  Moreover, as there are no judicial decisions known to us regarding the enforceability of VIE agreements, it is possible that our analysis of their enforceability may not prevail in a Chinese court. There is a risk, therefore that if it occurred that the counterparties to the VIE agreements failed to abide by the VIE agreements, we would be unable to secure effective relief in the Chinese legal system.  In that eventuality, we would be required to de-consolidate Zhongshan Winha from the Company’s financial statements, and the Company would report no revenue nor earnings and only nominal assets.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have or will have a material effect on the Company’s financial position or results of operations.

Off Balance Sheet Transactions

 We do not currently have any off-balance sheet arrangements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 8.           Financial Statements and Supplementary Data.

Index to the Consolidated Financial Statements

Page
F-28	Report of Independent Registered Public Accounting Firm - 2015

F-29	Report of Independent Registered Public Accounting Firm - 2014

F-30	Consolidated Balance Sheets as of March 31, 2015 and 2014.

F-32	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Year Ended March 31, 2015 and the Period from April 15, 2013 (Inception) through March 31, 2014.

F-34	Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Year Ended March 31, 2015 and the Period from April 15, 2013 (Inception) through March 31, 2014.

F-36	Consolidated Statements of Cash Flows for the Year Ended March 31, 2015 and the Period from April 15, 2013 (Inception) through March 31, 2014.

F-38 to F-55	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Winha International Group Limited and subsidiaries

We have audited the accompanying consolidated balance sheet of Winha International Group Limited and subsidiaries (the “Company”) as of March 31, 2015, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity (deficit), and cash flows for the year ended March 31, 2015.  These consolidated financial statement are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winha International Group Limited and subsidiaries as of March 31, 2015, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wei, Wei & Co., LLP
Flushing, NY
July 14, 2015

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

/s/Marcum Bernstein & Pinchuk llp

Marcum Bernstein & Pinchuk llp
New York, New York
July 15, 2014

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2015 AND 2014 (IN U.S. $)

ASSETS	2015	2014

Current assets:
Cash and cash equivalents	$1,103,726	$155,160
Accounts receivable	1,115,990	-
Other accounts receivable	130,210	205,604
Inventory	2,621,655	41,254
Advances to suppliers	224,029	-
Prepaid expenses	145,524	338

Total current assets	5,341,134	402,356

Property, plant and equipment, net	391,313	54,120

Website	39,014	30,170

TOTAL ASSETS	$5,771,461	$486,646

See notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)
MARCH 31, 2015 AND 2014 (IN U.S. $)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	2015	2014

Current liabilities:
Accounts payable	$-	$2,471
Other accounts payable	305,545	-
Advances from customers	732,212	433,283
Deferred revenue	-	6,264
Taxes payable	480,539	-
Accrued expenses	66,026	180,542
Loan from stockholder	72,228	-

Total current liabilities	1,656,550	622,560

Stockholders’ equity (deficit):
Common stock, $0.001 par value per share,
200,000,000 shares authorized; 49,989,500 shares issued and outstanding as of March 31, 2015 and 2014	49,990	49,990
Additional paid-in capital	2,666,582	810,495
Statutory reserve	252,053	-
Retained earnings (deficit)	1,114,566	(999,933)
Other comprehensive income (loss)	31,720	(12)

Stockholders’ equity (deficit) before noncontrolling interests	4,114,911	(139,460)

Noncontrolling interests	-	3,546

Total stockholders’ equity (deficit)	4,114,911	(135,914)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,771,461	$486,646

See notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS)

	Year Ended March 31	April 15, 2013 (Inception) through March 31
	2015	2014

Revenues	$9,023,642	$99,752
Cost of goods sold	4,326,754	70,905

Gross profit	4,696,888	28,847

Operating expenses:
Selling and marketing	564,815	49,879
General and administrative	1,011,772	978,850

Total operating expenses	1,576,587	1,028,729

Income (loss) from operations	3,120,301	(999,882)

Other income (expense):
Other non-operating income	2,809	279
Other non-operating (expense)	(15,028)	(672)
Financial expenses	(2,002)	(2,595)

Total other (expense)	(14,221)	(2,988)

Income (loss) before provision for income taxes	3,106,080	(1,002,870)
Provision for income taxes	739,528	-

Net income (loss) before noncontrolling interests	2,366,552	(1,002,870)
Noncontrolling interests	-	(2,937)

Net income (loss) attributable to common stockholders	$2,366,552	$(999,933)

Earnings (loss) per common share, basic and diluted	$0.05	$(0.02)

Weighted average shares outstanding, basic and diluted	49,989,500	49,940,615

See notes to the consolidated financial statement.

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS) (CONTINUED)

	Year Ended March 31	April 15, 2013 (Inception) through March 31
	2015	2014

Comprehensive income (loss):
Net income (loss)	$2,366,552	$(1,002,870)
Foreign currency translation adjustment	31,732	(94)

Comprehensive income (loss)	2,398,284	(1,002,964)
Comprehensive (loss) attributable to noncontrolling interests	-	(3,019)

Comprehensive income (loss) attributable to common stockholders	$2,398,284	$(999,945)

See notes to the consolidated financial statements

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Other Comprehensive (loss)	Statutory Reserve Fund	Non- controlling Interests	Total

Balance, April 15, 2013 (Inception)	$-	$-	$-	$-	$-	$-	$-

Issuance of common shares to principal shareholder	49,850	-	-	-	-	-	49,850

Issuance of common shares for private placement	140	13,810	-	-	-	-	13,950

Contribution from non-controlling interests	-	-	-	-	-	6,565	6,565

Share-based payments	-	99,979	-	-	-	-	99,979

Additional capital contribution from stockholders	-	696,706	-	-	-	-	696,706

Net loss for the period	-	-	(999,933)	-	-	(2,937)	(1,002,870)

Foreign currency translation adjustment	-	-	-	(12)	-	(82)	(94)

Balance, March 31, 2014	$49,990	$810,495	$(999,9333)	$(12)	$-	$3,546	$(135,914)

See notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Other Comprehensive (loss)	Statutory Reserve Fund	Non- controlling Interests	Total

Balance, March 31, 2014	$49,990	$810,495	$(999,933)	$(12)	$-	$3,546	$(135,914))

Additional capital contribution from principal stockholders	-	1,859,029	-	-	-	-	1,859,029

Net income	-	-	2,114,499	-	252,053	-	2,366,552

Purchase of non-controlling interests	-	(2,942)	-	-	-	(3,546)	(6,488)

Foreign currency translation adjustment	-	-	-	31,732	-	-	31,732

Balance, March 31, 2015	$49,990	$2,666,582	$1,114,566	$31,720	$252,053	$-	$4,114,911

See notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31	April 15, 2013 (inception) through March 31
	2015	2014

Cash flows from operating activities:
Net income (loss)	$2,366,552	$(1,002,870)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	80,385	2,844
Stock issued for compensation	-	99,979
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(1,115,990)	-
Decrease (increase) in other accounts receivable	75,394	(205,942)
(Increase) in advances to suppliers	(224,029)	-
(Increase) in prepaid expenses	(145,186)	-
(Increase) in inventory	(2,580,401)	(41,254)
(Decrease) in accounts payable	(2,471)	-
Increase in other accounts payable	305,545	-
(Decrease) increase in deferred revenue	(6,264)	6,264
Increase in advances from customers	298,929	433,283
Increase in taxes payable	481,106	-
(Decrease) increase in accrued liabilities and other payables	(115,082)	183,013

Net cash (used in) operating activities	(581,512)	(524,683)

Cash flows from investing activities:
Payments for website expansion	(32,290)	(30,773)
Purchase of property, plant and equipment	(416,766)	(56,361)

Net cash (used in) investing activities	(449,056)	(87,134)

See notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended March 31	April 15, 2013 (inception) through March 31
	2015	2014

Cash flows from financing activities:
Proceeds from initial issuance of common stock	-	49,850
Proceeds from private placement	-	13,950
Proceeds from non-controlling Interest	-	6,565
Purchase of non-controlling interest	(6,488)	-
Additional capital contribution	1,859,029	696,706
Loan from stockholder - net	72,228	-

Net cash provided by financing activities	1,924,769	767,071

Effect of exchange rate changes on cash	54,365	(94)

Net change in cash	948,566	155,160
Cash, beginning of year	155,160	-

Cash, end of year	$1,103,726	$155,160

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income taxes	$395,723	$-

Noncash financing activities:
Payment of accrued expenses and other payables by shareholder	$41,619	$-

See notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 (IN U.S. $)

1.           ORGANIZATION AND BUSINESS

WINHA International Group Limited (“WINHA International”) was incorporated in Nevada on April 15, 2013.  The subsidiaries of the Company and their principal activities are described as follows:

WINHA International and its subsidiaries are collectively referred to as the “Company”. The Company retails local specialty products from different regions across China through its seven self-operated physical stores.  The Company also plans to develop its website, mobile store and set-top boxes for television sets as it expands its sales platform, and hopes to create a regional wholesale distributor network. The Company’s business model utilizes a multi-channel shopping platform to sell locally-produced food, beverages, and arts and crafts that are well-known across China. Through this comprehensive shopping platform, the Company provides customers with access to a variety of local products that can typically only be found in local stores or markets in specific regions of China.

The Company operates its business through a variable interest entity, Zhongshan WINHA Electronic Commerce Company Limited (“Zhongshan WINHA”) which currently operates three stores and three branches and also has two wholly owned limited liability subsidiaries, Zhongshan Supermarket Limited and Zhongshan Winha Catering Management Co., Ltd.  The Company obtained the controlling interest in Zhongshan WINHA via Shenzhen WINHA through a series of contractual arrangements. The following chart demonstrates the Company’s current corporate structure.

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 (IN U.S. $)

1.           ORGANIZATION AND BUSINESS (CONTINUED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements of the Company have been prepared on the accrual basis.  All significant intercompany accounts and transactions have been eliminated in consolidation.

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 (IN U.S. $)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Accounting and Presentation (continued)

All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

Variable Interest Entity

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation” (“ASC 810”), the Company is required to include in its consolidated financial statements the financial statements of its variable interest entity (“VIE”).  ASC 810 requires a VIE to be consolidated by a company if it is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.  VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity.

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

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 (IN U.S. $)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Variable Interest Entity (continued)

The following financial statement amounts and balances of Zhongshan WINHA have been included in the accompanying consolidated financial statements.

	March 31 2015	March 31 2014

Total assets	$5,753,224	$389,357

Total liabilities	$1,476,999	$463,680

	Year Ended March 31	April 15, 2013 (inception) through March 31
	2015	2014

Net income (loss)	$2,459,143	$(433,893)

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

All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.  Statements of operations, changes in stockholders’ equity (deficit) and cash flow amounts have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of the Company’s financial statements are recorded as other comprehensive income (loss).

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 (IN U.S. $)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation (continued)

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:

	March 31 2015	March 31 2014

Balance sheet items, except for stockholders’ equity, as of the year or period end	0.1630	0.1609

	Year Ended March 31	April 15, 2013 (inception) through March 31
	2015	2014

Amounts included in the statements of operations, statements of changes in stockholders’ equity (deficit) and statements of cash flows	0.1624	0.1636

For the year ended March 31, 2015 and the period from April 15, 2013 (inception) to March 31, 2014, foreign currency translation adjustments of $31,732 and $(94), respectively, have been reported as other comprehensive income (loss).  Other comprehensive income (loss) of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 (IN U.S. $)

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

Prepaid Expenses

Prepaid expenses as of March 31, 2015 and 2014 mainly represent the prepayments of approximately $145,524and $338, respectively for decoration expenses and pre-business expenses.

Advances from Customers

Advances from customers represents prepaid cards purchased by customers at our retail locations. We believe that prepaid cards are principally purchased for gift purposes and usually used quickly.

Advances from customers was $732,212 and $433,283 as of March 31, 2015 and 2014, respectively.

Website Development Costs

The Company accounts for website development costs in accordance with ASC 350-50, "Accounting for Website Development Costs," wherein website development costs are segregated into three activities:

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

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 (IN U.S. $)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Website Development Costs (continued)

The Company has a website and ongoing website development costs of $39,014 and $30,170 as of March 31, 2015 and 2014, respectively.  The Company’s online sales platform is currently in use; accordingly, the costs related to the development of graphics for the platform are being amortized. Amortization expense was $812 and $603 for the year ended March 31, 2015 and for the period from April 15, 2013 (inception) to March 31, 2014, respectively.

Revenue Recognition

The Company recognizes and plans to recognize revenue from the following channels:

●
Retail stores - The Company recognizes sales revenue from its seven retail stores, net of sales taxes and estimated sales returns at the time it sells merchandise to the customer. Customer purchases of shopping cards are not recognized as revenue until the card is redeemed and the customer purchases merchandise by using the shopping card.

●	Online store – No revenue from the online store was generated from April 15, 2013 (inception) to March 31, 2015.

●
Custom-made sales - The Company started “Custom-made” sales in August 2014. The target customers are commercial customers who can order in the Company’s local stores and make full payment on site. All orders are forwarded to Zhongshan WINHA immediately which arranges the delivery. Revenue from the sale of products is recognized upon delivery to customers provided that there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, the sales price is fixed and determinable. Revenue generated from custom-made sales was $8,215,064 and $0 for the year ended March 31, 2015 and for the period from April 15, 2013 (inception) to March 31, 2014.

Zhongshan WINHA grants certain commercial customers limited rights to return products and provides price protection for inventories held by resellers at the time of published price reductions. Zhongshan WINHA establishes an estimated allowance for future product returns based upon historical return experience when the related revenue is recorded and provides for appropriate price protection reserves when pricing adjustments are approved.

Per Zhongshan WINHA’s return policy, customers can return their merchandise in the original box and/or packaging within 7 days. There were no sales returns for the period from April 15, 2013 (inception) to March 31, 2015.

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 (IN U.S. $)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of March 31, 2015 and 2014, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis.  Carrying values of non-derivative financial instruments, including cash, accounts receivables, payables and accrued liabilities, approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts, if required.  Receivables outstanding longer than the payment terms are considered past due.  The Company maintains an allowance for doubtful accounts for estimated losses when necessary resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances.

In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.  The Company considers all accounts receivable at March 31, 2015 and March 31, 2014, to be fully collectible and, therefore, did not provide an allowance for doubtful accounts.  For the periods presented, the Company did not write off any accounts receivable as bad debts.

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 (IN U.S. $)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory, comprised principally of merchandise, is stated at the lower of cost or market.  The value of inventory is determined using the weighted average cost method.

The Company estimates an inventory allowance for excessive or unusable inventories.  Inventory amounts are reported net of such allowances, if any.  There was no allowance for excessive or unusable inventories as of March 31, 2015 and 2014.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation.  Cost includes the price paid to acquire the asset, and any expenditure that substantially increases the asset’s value or extends the useful life of an existing asset.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the periods benefited.  Maintenance and repairs are generally expensed as incurred.

The estimated useful lives for property, plant and equipment categories are as follows:

Furniture and fixtures	3 to 5 years
Computer equipment	5 years
Leasehold improvements	Over the shorter of lease term or estimated useful life of the improvements.
Motor vehicles	5 to 10 years

Impairment of Long-Lived Assets

The Company applies FASB ASC 360, “Property, Plant and Equipment,” which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets.  In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company may recognize the impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to those assets.  No impairment of long-lived assets was recognized for the periods presented.

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 (IN U.S. $)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.  ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on the de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with these tax positions.  As of March 31, 2015 and 2014, the Company did not record any liabilities for unrecognized income tax benefits.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%.  No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the year ended March 31, 2015 and the period from April 15, 2013 (inception) to March 31, 2014.

BVI

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

PRC

Shenzhen WINHA, Zhongshan WINHA Catering Management Co., Ltd and Zhongshan Supermarket Limited are subject to an Enterprise Income Tax at 25% and each files its own tax return.

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 (IN U.S. $)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”).  Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for the period reflected in the accompanying consolidated statement of income and other comprehensive income.  There were no dilutive shares outstanding during the year ended March 31, 2015 and the period from April 15, 2013 (inception) to March 31, 2014.

Statutory Reserve

The Company’s China-based subsidiary and its VIE are required to make appropriations of retained earnings for certain non-distributable reserve funds.

Pursuant to the China Foreign Investment Enterprises laws, the Company’s China-based subsidiary, which is called a wholly foreign-owned enterprise (“WFOE”) and its VIE, are required to make appropriations from their after-tax profit as determined under generally accepted accounting principles in the PRC (the “after-tax-profit under PRC GAAP”) to a general non-distributable reserve fund. Each year, at least 10% of each entities after-tax-profit under PRC GAAP is required to be set aside as general reserve fund until such appropriations for the fund equal 50% of the paid-in capital of the applicable entity

The general reserve fund is restricted to set-off against losses, expansion of production and operations and increasing registered capital of the respective company. The fund is not allowed to be transferred to the Company in terms of cash dividends, loans or advances, nor is it allowed for distribution except under liquidation.

The required transfer to the statutory reserve fund was $252,053 and $0 as of March 31, 2015 and 2014, respectively.

Reclassifications

Certain amounts in the prior period’s financial statements have been reclassified for comparative purposes to conform to the presentation in the current year’s financial statements. These reclassifications had no effect on previously reported earnings.

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 (IN U.S. $)

3.           RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-01 – Income Statement – Extraordinary and Unusual Items (Subtopic 225-20).  This ASU addressed the simplification of income statement presentation by eliminating the concept of extraordinary items.  The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively.  A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements.  Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

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

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities: Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.”  This ASU amends FASB ASC Topic 915, Development Stage Entities, to remove all incremental financial reporting requirements for development stage entities, thereby improving financial reporting by reducing the cost and complexity associated with providing that information.  The amendments in this ASU also eliminate an exception provided to development stage entities in FASB ASC 810 for determining whether an entity is a variable interest entity (VIE) on the basis of the amount of investment equity that is at risk.  The amendments in this ASU remove the definition of development stage entity from the FASB ASC Master Glossary, thereby removing the financial reporting distinction between development stage entities and other entities from U.S. GAAP and eliminate the presentation requirements.  For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  This accounting standard update will not have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12). ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 (IN U.S. $)

3.           RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening  retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”.  The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The FASB has extended the effective date for one year. Companies are permitted to adopt this new rule following either a full or modified retrospective approach.  Early adoption is not permitted.  The Company has not yet determined the potential impact of this updated authoritative guidance on its consolidated financial statements.

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

4.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows:

	March 31, 2015	March 31, 2014
Fixtures and furniture and equipment	$380,979	$22,968
Leasehold improvements	18,908	15,443
Motor vehicles	71,658	17,950
	471,545	56,361
Less: Accumulated depreciation	(80,232)	(2,241)
	$391,313	$54,120

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 (IN U.S. $)

4.   PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

For the year ended March 31, 2015 and the period from April 15, 2013 (inception) to March 31, 2014, depreciation expense was $79,573 and $2,241, respectively.

5.   LEASES

The Company leases offices and stores under operating leases expiring in various year through 2023.

The total future minimum lease payments as of March 31, 2015 are as follows:

Year Ending March 31,	Amount

2016	$280,483
2017	268,233
2018	215,578
2019	183,014
2020	71,298
Thereafter	175,577

Total	$1,194,183

Rent expense was $212,092 and $31,586 respectively for the year ended March 31, 2015 and for the period from April 15, 2013 (inception) to March 31, 2014.

6.   RELATED PARTY TRANSACTIONS

The Company obtained demand loans from one of its stockholders which are non-interest bearing.  The loans of $72,228 and $0 as of March 31, 2015 and 2014, respectively, are reflected as loan from stockholder in the consolidated balance sheets.

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 (IN U.S. $)

7.           INCOME TAXES

The Company is required to file income tax returns in both the United States and the PRC.

The provision for income taxes consisted of the following for the year ended March 31:

	2015	2014

Current	$739,528	$-
Deferred	-	-

	$739,528	$-

The following table reconciles the effective income tax rates with the statutory rates for the year ended March 31:

	2015	2014

Statutory rate - PRC	25.0%	(25.0%)
Change in valuation allowance	(2.9)	25.0
Other	1.7	0.0

Effective income tax rate	23.8%	0.0%

Deferred tax assets and liabilities are recognized for expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The laws of China permit the carry forward of net operating losses for a period of five years. U.S. federal net operating losses can generally be carried forward twenty years.

Deferred tax assets are comprised of the following:
	March 31, 2015	March 31, 2014
Net operating loss carryforwards	$40,168	$151,762
Inventory intercompany profit	20,760	-
Less: valuation allowance	(60,928)	(151,762)

Net deferred tax asset	$-	$-

At March 31, 2015 and March 31, 2014, Zhongshan Winha had unused operating loss carry-forwards of approximately $161,000 and $436,303 respectively, expiring in various years through 2019.  The Company has established a valuation allowance of $60,928 and $151,762 against the deferred tax asset related to net operating loss carryforwards at March 31, 2015 and March 31, 2014, respectively, due to the uncertainty of realizing the benefit.

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 (IN U.S. $)

7.           INCOME TAXES (CONTINUED)

The Company’s tax filings are subject to examination by the tax authorities.  The tax years from 2013 and 2014 remain open to examination by the tax authorities in the PRC. The Company’s U.S. tax returns are subject to examination by the tax authorities for the years ended March 31, 2012, 2013 and 2014.

8.          CONCENTRATION OF CREDIT RISK

Substantially all of the Company’s bank accounts are located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

9.           PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

The following is the condensed financial information of Winha International Group Limited only, the US parent, balance sheet as of March 31, 2015, statements of income and cash flows for the twelve months ended March 31, 2015:

Condensed Balance Sheet
ASSETS	March 31, 2015

Investment in subsidiaries and VIE	$4,156,530

TOTAL ASSETS	$4,156,530

LIABILITIES AND STOCKHOLDERS’ EQUITY

Stockholder loans	$41,619

Stockholders’ equity
Common stock, $0.0001 par value; 200,000,000 shares authorized; 49,989,500 shares issued and outstanding as of March 31, 2015	49,990
Additional paid-in capital	2,666,582
Statutory reserve	252,053
Retained earnings (deficit)	1,114,566
Other comprehensive income (loss)	31,720

Total stockholders’ equity (deficit)	4,114,911

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,156,530

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 (IN U.S. $)

9.           PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (CONTINUED)

Condensed Statement of Income
For year ended March 31,
2015
Revenues
Share of earnings from investment in subsidiaries and VIE	$2,438,198

Operating expenses
General and administrative	(71,646)

Net income	$2,366,552

Condensed Statement of Cash Flows
For year ended March 31
2015
Cash flows from operating activities
Net income	$2,366,552
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries and VIE	(2,438,198)
Increase in accrued expenses and other payables	71,646

Net cash provided by (used in) operating activities	-

Net change in cash	-
Cash, beginning of period	-

Cash, end of period	-
Noncash financing activities:
Payment of accrued expenses and other payables by shareholder	$41,619

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 (IN U.S. $)

9.           PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (CONTINUED)

Basis of Presentation

The Company records its investment in its subsidiaries and VIE under the equity method of accounting.  Such investments are presented as “Investment in subsidiaries and VIE” on the condensed balance sheet and the subsidiaries and VIE profits are presented as “Share of earnings from investment in subsidiaries and VIE” in the condensed statement of income.

Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  The parent only financial information has been derived from the Company’s consolidated financial statements and should be read in conjunction with the Company’s consolidated financial statements.

There were no cash transactions in the US parent company during the twelve months ended March 31, 2015.

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiaries and VIE are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances.  The restricted net assets of the Company’s PRC subsidiaries and the VIE amounted to $ 4,156,530 as of March 31, 2015.

The Company’s operations and revenues are conducted and generated in the PRC, and all of the Company’s revenues being earned and currency received are denominated in RMB. RMB is subject to the foreign exchange control regulation in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC foreign exchange control regulations that restrict the Company’s ability to convert RMB into US Dollars.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of March 31, 2015.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

●
We have not achieved the desired level of corporate governance with regard to identifying and measuring the risk of material misstatement. Because of our limited internal resources, we lack key monitoring mechanisms such as independent directors and audit committee to oversee and monitor the Company's risk management, business strategies and financial reporting procedures.

●
We have not designed and implemented controls to maintain appropriate segregation of duties in our manual and computer-based business processes which could affect the Company's purchasing controls, the limits on the delegation of authority for expenditures, and the proper review of manual journal entries.

●
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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of March 31, 2015.

Management's Annual Report on Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of March 31, 2015, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (1992) as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified four material weaknesses in our internal control over financial reporting.  These material weaknesses consisted of the material weaknesses in our disclosure controls itemized above. .

Because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fourth quarter of the fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act).

ITEM 9B.       OTHER INFORMATION.

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Winha International:

The following table sets forth the name and age of the sole officer and director of Winha International.

Name	Age	Position
Chung Yan Winnie Lam	38	President, Secretary, Treasurer & Director

Set forth below is a brief description of the background and business experience of our executive officer and director .

Chung Yan Winnie Lam is the owner and a director of Blaze Group Limited, a bridal shop in Hong Kong, which wholesales, retails and rents wedding dresses and evening gowns. Additionally, Ms. Lam is one of the owners, and the Marketing Director of, Jonathon Arndt Gallery of Jewels, a jewelry shop in Beverly Hills, California. Ms. Lam holds a Bachelor of Science from the University of Southern California Marshall School of Business.

Zhongshan Winha:

The following table sets forth the name and age of the senior executive officers of Zhongshan Winha.

Name	Age	Position
Zhuowei Zhong	42	Chairman of the Board
Zhifei Huang	38	Chief Executive Officer
Huiwen Huang	49	Director of Legal Affairs

Set forth below is a brief description of the background and business experience of our executive officer and director .

Zhuowei Zhong has been involved in the management of marketing enterprises for the past twenty years. Prior to joining Zhongshan Winha as Chairman in 2013, Mr. Zhong was employed for three years as Managing Director of Zhongshan Winha Culture Media Co., Ltd. From 2003 to 2010, Mr. Zhong was employed as General Manager of Guangdong Xiangdao Marketing Planning Co.  From 1999 to 2003, Mr. Zhong was employed as General Manager of Zhongshan Xinyuzhou Electrical Appliance Co., Ltd. From 1995 to 1999, he served as Marketing Director of Zhongshan Like Chongcao Manufacturing Co., Ltd. In 2006, Mr. Zhong was awarded an Executive Masters Degree in Business Administration by Zhongshan University.

Zhifei Huang  joined Zhongshan Winha in 2013 after serving for two years as General Manager of Zhongshan Wanyin Investment and Management Co., Ltd. From 2007 to 2010 Mr. Huang was employed as Sales Director by Guangzhou Caihe Education Investment Group. From 2000 to 2006 Mr. Huang served as Customer Service Manager for Guangzhou Kangpu Health Industry Co., Ltd.  From 1997 to 2000 he was a Traffic Supervisor with the Foshan Highway Bureau. In 2008, Mr. Huang was awarded an Executive Masters Degree in Business Administration by Zhongshan University.

Huiwen Huang joined Zhongshan Winha in 2013 after six years involvement with Guangzhou Hongda Ceramic Co., Ltd. which he founded in 2006. Previously, from 2000 to 2006, Mr. Huang was employed as Marketing Operations Manager by the Gaoming Branch of China Union. From 1996 to 2000, he served as Company Manager for the Gaoming Subsidiary Company of the Foshan Branch of PICC. Mr. Huang was awarded a Bachelor of Law Degree by Zhongshan University in 1993. In 2004, Mr. Huang was awarded a Masters Degree in Business Administration by Zhongshan University

Family Relationship

There are no family relationships between any of our directors or executive officers.

Employment Agreements

We have not entered into an employment agreement with our executive officer and director.

Board of Directors

Our director holds office until the next annual meeting of shareholders and until her successor has been duly elected and qualified. Officers are elected by and serve at the discretion of the board of directors.

Code of Ethics

We currently do not have a code of ethics that applies to our executive officers, as we have only one executive officer.

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee. Our Board of Directors performs the principal functions of each such committee. We currently do not have an audit committee financial expert on our Board of Directors.  We believe that the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

ITEM 11.         EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid by Winha International or its subsidiaries to Chung Yan Winnie Lam, the Company’s Chief Executive Officer, for services rendered in all capacities to the Company during the years ended March 31, 2015 and 2014.  There were no executive officers whose total salary and bonus for the fiscal year ended March 31, 2015 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Chung Yan Winnie Lam	2015	--	--	--	--	--
	2014	--	--	--	--	--

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

Outstanding Equity Awards at Fiscal Year-End Table

None.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of July 13, 2015.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of July 13, 2015 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated below, the address of each person listed in the table below is c/o Suite 918, Yihe Center, 5 Xinzhong Avenue, Shiqi District, Zhongshan, China.

Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Chung Yan Winnie Lam	35,181,893(2)	70.4%

All officers and directors As a group (1 person)	35,181,893(2)	70.4%
---------------------------------
(1) Except as otherwise noted, all shares are owned of record and beneficially.

(2) Includes 35,181,844 shares owned of record by Pilot International Investment Co., Inc., of which Chung Yan Winnie Lam is the sole shareholder. On August 1, 2013, Chung Yan Winnie Lam, our President and sole director as well as the sole shareholder of PILOT International, entered into a Share Transfer Agreement with Zening Lai, the director of PILOT International, pursuant to which Ms. Lam agreed to grant to Ms. Lai an Option to purchase 100% of the outstanding ordinary shares of PILOT International currently held by Ms. Lam in three installments, provided that WINHA achieves certain performance thresholds in each given time period. After giving effect to the Option, Ms. Lai may be deemed to be the beneficial owner of the shares of WINHA’s common stock held by PILOT International.

ITEM 13.        CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

There have been no transactions since the beginning of the 2015 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under "Executive Compensation").

Director Independence

There are no members of our Board of Directors who are independent, as “independent” is defined in the rules of the NYSE MKT.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

 Wei, Wei & Co., LLP was engaged to serve as the Company’s independent registered public accountant in September 2014. Prior to September 5, 2014, Marcum Bernstein & Pinchuk LLP served as independent registered public accountant for the Company.

Audit Fees

Wei, Wei & Co., LLP billed $51,000 to the Company for professional services rendered for the audit of financial statements for the year ended March 31, 2015. Marcum Bernstein & Pinchuk LLP billed $44,172 to the Company  for professional services rendered for the audit of financial statements for the year ended March 31, 2014.

Audit-Related Fees

Wei, Wei & Co., LLP billed $0 to the Company during the year ended March 31, 2015 for assurance and related services that are reasonably related to the performance of the 2015 audit or review of the quarterly financial statements.  Marcum Bernstein & Pinchuk LLP billed $7,500 to the Company during the year ended March 31, 2014 for assurance and related services that are reasonably related to the performance of the 2014 audit or review of the quarterly financial statements

Tax Fees

Wei, Wei & Co., LLP billed $3,100 to the Company during the year ended March 31, 2015 for professional services rendered for tax compliance, tax advice and tax planning.  Marcum Bernstein & Pinchuk LLP billed $0 to the Company during the year ended March 31, 2014 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Wei, Wei & Co., LLP billed $0 to the Company in the year ended March 31, 2015 for services not described above.  Marcum Bernstein & Pinchuk LLP billed $0 to the Company during the year ended March 31, 2014 for services not described above.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by Wei, Wei & Co., LLP.

Subcontracted Services

The hours expended on Wei, Wei & Co., LLP’s engagement to audit the Company’s financial statements for the year ended March 31, 2015 that were attributed to work performed by persons other than full-time permanent employees of Wei, Wei & Co., LLP was not greater than 50% of the total hours expended.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)           Exhibit List

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

10.2	Form of Exclusive Option Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of the Company filed September 9, 2013 by the Company with the SEC)
10.3	Form of Loan Agreement (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of the Company filed September 9, 2013 by the Company with the SEC)
10.4	Form of Equity Interest Pledge Agreement(incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of the Company filed September 9, 2013 by the Company with the SEC)
10.5	Form of Power of Attorney (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of the Company filed September 9, 2013 by the Company with the SEC)
10.6	Form of Spousal Consent (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of the Company filed September 9, 2013 by the Company with the SEC)
31.1	Certification of the President of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL INSTANCE
101.SCH	XBRL SCHEMA
101.CAL	XBRL CALCULATION
101.DEF	XBRL DEFINITION
101.LAB	XBRL LABEL
101.PRE	XBRL PRESENTATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 14, 2015	Winha International Group Limited

	By:	/s/ Chung Yan Winnie Lam
Chung Yan Winnie Lam
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 14, 2015.

Signature	Title	Date

/s/ Chung Yan Winnie Lam	President and Sole Director	July 15, 2014
Chung Yan Winnie Lam	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)