Form 10-Q
period 2015-06-30
WINHA INTERNATIONAL GROUP LTD
filed 2015-08-20
CIK 1584057

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

August 19, 2015
Common Voting Stock: 49,989,500

WINHA INTERNATIONAL GROUP LIMITED
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

TABLE OF CONTENTS

		Page No
Part I	Financial Information
Item 1.	Financial Statements (unaudited):
	Consolidated Balance Sheets (Unaudited) – June 30, 2015
	and March 31, 2015	1
	Consolidated Statements of Income and Other Comprehensive Income
	(Unaudited) - for the Three Months Ended June 30, 2015 and 2014	3
	Consolidated Statement of Changes in Stockholders Equity (Unaudited)
	for the Three Months Ended June 30, 2015	5
	Consolidated Statements of Cash Flows (Unaudited) – for the
	Three Months Ended June 30, 2015 and 2014	6
	Notes to Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	29
Item 3	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4.	Controls and Procedures	35

Part II	Other Information
Item 1.	Legal Proceedings	36
Items 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	36

	Signatures	37

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (IN U.S. $)

	June 30,	March 31,
ASSETS	2015	2015
	(Unaudited)
Current assets:
Cash and cash equivilants	$2,610,884	$1,103,726
Accounts receivable	1,442,915	1,115,990
Other accounts receivable	105,058	130,210
Inventory	2,341,352	2,621,655
Advances to suppliers	395,519	224,029
Prepaid expenses	90,890	145,524

Total current assets	6,986,618	5,341,134

Property, plant and equipment, net	661,184	391,313

Website - net	51,901	39,014

TOTAL ASSETS	$7,699,703	$5,771,461

See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (IN U.S. $) (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2015	March 31, 2015
	(Unaudited)
Current liabilities:
Other accounts payable	$487,784	$305,545
Advances from customers	154,608	732,212
Taxes payable	683,441	480,539
Accrued expenses	88,794	66,026
Loan from stockholder	65,061	72,228

Total current liabilities	1,479,688	1,656,550

Stockholders’ equity:
Common stock, $0.001 par value per share,
200,000,000 shares authorized; 49,989,500 shares issued and outstanding as of June 30, 2015 and March 31, 2015	49,990	49,990
Additional paid-in capital	3,156,183	2,666,582
Statutory reserve	424,719	252,053
Retained earnings	2,457,321	1,114,566
Other comprehensive income	131,802	31,720

Total stockholders’ equity	6,220,015	4,114,911

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,699,703	$5,771,461

See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED) (IN U.S. $)

	Three Months Ended June 30,
	2015	2014

Revenues	$5,640,893	$118,749
Cost of goods sold	3,012,853	82,356

Gross profit	2,628,040	36,393

Operating expenses:
Selling and marketing	199,708	84,253
General and administrative	358,238	239,403
Financial expenses	550	87

Total operating expenses	558,496	323,743

Income (loss) from operations	2,069,544	(287,350)

Other income (expense):
Other non-operating income	1,414	92
Other non-operating (expense)	-	(2,540)

Total other income (expense)	1,414	(2,448)

Income (loss) before provision for income taxes	2,070,958	(289,798)
Provision for income taxes	555,537	4

Net income (loss) before noncontrolling interests	1,515,421	(289,802)
Noncontrolling interests	-	(4,961)

Net income (loss) attributable to common stockholders	$1,515,421	$(284,841)

Earnings (loss) per common share, basic and diluted	$0.03	$(0.01)

Weighted average shares outstanding, basic and diluted	49,898,500	49,898,500

See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED) (IN U.S. $) (CONTINUED)

	Three Months Ended June 30,
	2015	2014

Comprehensive income (loss):
Net income (loss)	$1,515,421	$(289,802)
Foreign currency translation adjustment	100,082	281

Comprehensive income (loss)	1,615,503	(289,521)
Comprehensive (loss) attributable to noncontrolling interests	-	(4,974)

Comprehensive income (loss) attributable to common stockholders	$1,615,503	$(284,547)

See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Other Comprehensive	Statutory Reserve Fund	Total

Balance, March 31, 2015	$49,990	$2,666,582	$1,114,566	$31,720	$252,053	$4,114,911
Additional capital contribution from principal stockholders	-	489,601	-	-	-	489,601
Net income	-	-	1,515,421	-	-	1,515,421
Allocation to statutory reserve	-	-	(172,666)	-	172,666	-
Foreign currency translation adjustment	-	-	-	100,082	-	100,082

Balance, June 30, 2015 (Unaudited)	$49,990	$3,156,183	$2,457,321	$131,802	$424,719	$6,220,015

See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED) (IN U.S. $)

	Three Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$1,515,421	$(289,802)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	35,298	3,977
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(326,925)	-
Decrease in other accounts receivable	25,152	153,580
Decrease (increase) in inventory	280,303	(144,269)
(Increase) in advances to suppliers	(171,490)	-
Decrease in prepaid expenses	54,634	-
Increase in other accounts payable	182,239	-
Increase in deferred revenue	-	5,738
(Decrease) increase in advances from customers	(577,604)	252,528
Increase in taxes payable	202,335	-
Increase in accrued expenses	23,335	101,690

Net cash provided by operating activities	1,242,698	83,442

Cash flows from investing activities:
Payments for website expansion	(13,082)	(6,816)
Purchase of fixed assets	(304,650)	(84,231)

Net cash (used in) investing activities	(317,732)	(91,047)

See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED) (IN U.S. $) (CONTINUED)

	Three Months Ended June 30,
	2015	2014

Cash flows from financing activities:
Proceeds from initial issuance of common stock	-	320,805
Additional capital contribution	489,601	-
Repayment of stockholder loan - net	(7,167)	-

Net cash provided by financing activities	482,434	320,805

Effect of exchange rate changes on cash	99,758	1,260

Net change in cash	1,507,158	314,460
Cash, beginning of year	1,103,726	155,160

Cash, end of year	$2,610,884	$469,620

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income taxes	$354,885	$4

Noncash financing activities:
Payment of accrued expenses and other payables by shareholder	$19,919	$-

See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

1.           ORGANIZATION AND BUSINESS

Winha International Group Limited (“Winha International”) was incorporated in Nevada on April 15, 2013.  The subsidiaries of the Company and their principal activities are described as follows:

Winha International and its subsidiaries are collectively referred to as the “Company”. The Company retails local specialty products from different regions across China through its seven self-operated physical stores.  The stores are supplemented by a restaurant that the Company opened in April 2015. The Company plans to open additional stores and restaurants during fiscal 2016. The Company also plans to develop its website and mobile store, as it expands its sales platform. The Company’s business model utilizes a multi-channel shopping platform to sell locally-produced food, beverages, and arts and crafts that are well-known across China. Through this comprehensive shopping platform, the Company will provide customers with access to a variety of local products that can typically only be found in local stores or markets in specific regions of China.

The Company operates its business through a variable interest entity, Zhongshan Winah Electronic Commerce Company Limited (“Zhongshan Winha”) which has two wholly owned limited liability subsidiaries, Zhongshan Supermarket Limited and Zhongshan Winha Catering Management Co., Ltd., as well as three incorporated branches.  The Company obtained the controlling interest in Zhongshan Winha via Shenzhen Winha through a series of contractual arrangements. The following chart demonstrates the Company’s current corporate structure.

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

1.           ORGANIZATION AND BUSINESS (CONTINUED)

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
100%
Zhongshan Winha Catering Management Co., Ltd
Zhongshan Supermarket Limited
(a PRC limited liability subsidiary)
Sanshui Branch, LLC
Shunde Branch, LLC
Chancheng Branch, LLC
Three Stores

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements of the Company have been prepared on the accrual basis.

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

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

The Company concluded that it is appropriate to consolidate its VIE based on its determination that the equity investors in the VIE do not have the characteristics of a controlling financial interest.

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Variable Interest Entity (continued)

The VIE agreement was not consummated until August 1, 2013. However, the purpose and design of the establishment of the VIE, Zhongshan Winha, was to be consolidated under the Company through common control.  ASC 810-10-25-38F states that a reporting entity’s involvement in the design of a VIE may indicate that the reporting entity had the opportunity and the incentive to establish arrangements that result in the reporting entity being the variable interest holder with the power to direct the activities that most significantly impact the VIE’s economic performance.  As both the Company and the VIE, Zhongshan Winha, were under the common control of Ms. Lai immediately before and after the acquisition, this transaction was accounted for as a merger under common control, using merger accounting as if the merger had been consummated at the beginning of the earliest period presented, and no gain or loss was recognized.  All the assets and liabilities of the VIE, Zhongshan Winha, are recorded at carrying value. Hence, Zhongshan Winha was consolidated with the Company since its inception due to the purpose and design of its establishment.

The following financial statement amounts and balances of Zhongshan Winha have been included in the accompanying consolidated financial statements.

	June 30 2015	March 31 2015
	(Unaudited)
Total assets	$7,680,129	$5,753,224

Total liabilities	$1,243,275	$1,476,999

	For the three months ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Net income (loss)	$1,633,641	$(271,387)

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:

	June 30 2015	March 31 2015

Balance sheet items, except for stockholders’ equity, as of the year or period end	0.1632	0.1630

	For the three months ended June 30,
	2015	2014
Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows	0.1633	0.1621

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation (continued)

For the three months ended June 30, 2015 and 2014, foreign currency translation adjustments of $100,112 and $281, respectively, have been reported as other comprehensive income (loss).  Other comprehensive income (loss) of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

Although government regulations now allow convertibility of the RMB for current account transactions, significant restrictions still remain.  Hence, such translations should not be construed as representations that the RMB could be converted into US dollars at that rate or any other rate.

The value of the RMB against the US dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of the RMB may materially affect the Company’s financial condition in terms of US dollar reporting. The PRC has devalued the RMB by approximately 3.5 % subsequent to June 30, 2015, which will have an effect on subsequent financial statements.

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

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Prepaid Expenses

Prepaid expenses as of June 30, 2015 and March 31, 2015 mainly represent the prepayments of approximately $91,000 and $146,000, respectively for decoration expenses and pre-business expenses of the Company's new stores.

Advances from Customers

Advances from customers represents prepaid cards purchased by customers at our retail locations. We believe that prepaid cards are principally purchased for gift purposes and usually used quickly. Accordingly the Company records the related obligation as a current liability.

Advances from customers was $154,608 and $732,212 as of June 30, 2015 and March 31, 2015, respectively.

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

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Website Development Costs (continued)

The Company has a website and ongoing website development costs of $51,901 and $39,014 as of June 30, 2015 and March 31, 2015, respectively.  The Company’s online sales platform is currently in use; accordingly, the costs related to the development of graphics for the platform of $6,528 and $7,308 as of June 30, 2015 and 2014 are being amortized. Amortization expense was $206 and $218 for the three months ended June 30, 2015 and 2014, respectively.

Revenue Recognition

The Company recognizes and plans to recognize revenue from the following channels:

1.
Retail stores - The Company recognizes sales revenue from its seven retail stores, net of sales taxes and estimated sales returns at the time it sells merchandise to the customer. Customer purchases of shopping cards are not recognized as revenue until the card is redeemed and the customer purchases merchandise by using the shopping card.

2.	Online store – No revenue from the online store was generated from April 15, 2013 (inception) to June 30, 2015.

3.
Custom-made sales - The Company started “Custom-made” sales in August 2014. The target customers are commercial customers who can order in the Company’s local stores and make full payment on site. All orders are forwarded to Zhongshan Winha immediately, which arranges the delivery. Revenue from the sale of products is recognized upon delivery to customers provided that there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, and the sales price is fixed and determinable. Revenue generated from custom-made sales was $4,608,664 and $0 for three months ended June 30, 2015 and 2014.

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

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

Per Zhongshan Winha’s return policy, customers can return their merchandise in the original box and/or packaging within 7 days.  There were no sales returns for the period from April 15, 2013 (inception) to June 30, 2015.

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of June 30, 2015 and March 31, 2015, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis.  Carrying values of non-derivative financial instruments, including cash, accounts receivable, inventory, advances to suppliers, payables and accrued liabilities, and advances from customers approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.  The Company considers all accounts receivable at June 30, 2015 and March 31, 2015 to be fully collectible and, therefore, did not provide an allowance for doubtful accounts.  For the periods presented, the Company did not write off any accounts receivable as bad debts.

Inventory

Inventory, comprised principally of merchandise, is stated at the lower of cost or market.  The value of inventory is determined using the weighted average cost method.

The Company estimates an inventory allowance for excessive or unusable inventories.  Inventory amounts are reported net of such allowances, if any.  There was no allowance for excessive or unusable inventories as of June 30, 2015 and March 31, 2015.

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

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant and Equipment (continued)

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

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (continued)

Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on the de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with these tax positions.  As of June 30, 2015 and March 31, 2015, the Company did not record any liabilities for unrecognized income tax benefits.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%.  No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three months ended June 30, 2015 and 2014.

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

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (continued)

PRC

Shenzhen Winha, Zhongshan Winha Catering Management Co., Ltd and Zhongshan Supermarket Limited are subject to an Enterprise Income Tax at 25% and each files its own tax return.

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”).  Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any potential dilutive shares outstanding during the period.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for the period reflected in the accompanying consolidated statement of income and other comprehensive income.  There were no dilutive shares outstanding during the three months ended June 30, 2015 and 2014.

Statutory Reserve

The Company’s China-based subsidiary and its VIE are required to make appropriations of retained earnings for certain non-distributable reserve funds.

Pursuant to the China Foreign Investment Enterprises laws, the Company’s China-based subsidiary, which is called a wholly foreign-owned enterprise (“WFOE”) and its VIE, are required to make appropriations from their after-tax profit as determined under generally accepted accounting principles in the PRC (the “after-tax-profit under PRC GAAP”) to a general non-distributable reserve fund. Each year, at least 10% of each entities after-tax-profit under PRC GAAP is required to be set aside as general reserve fund until such appropriations to the fund equal 50% of the capital of the applicable entity.

The general reserve fund is restricted as to use and can only be used to set-off against losses, expansion of production and operations and increasing registered capital of the respective company. The fund is not allowed to be transferred to the Company in terms of cash dividends, loans or advances, nor is it allowed for distribution except under liquidation.

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Statutory Reserve (continued)

The required transfer to the statutory reserve fund was $172,666 for the three months ended June 30, 2015.

3.           RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-03 – Interest – Imputation of Interest (Subtopic 835-30). This ASU addressed the simplification of debt issuance costs presentation by presenting debt issuance costs in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

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

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

3.           RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12). ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”.  The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The FASB has recently exteneded the effective date for one year. Companies are permitted to adopt this new rule following either a full or modified retrospective approach.  Early adoption is not permitted.  The Company has not yet determined the potential impact of this updated authoritative guidance on its consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

4.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows:

	June 30, 2015	March 31, 2015

Fixtures and furniture and equipment	$417,593	$380,979
Leasehold improvements	18,931	18,908
Motor vehicles	340,063	71,658

	776,587	471,545
Less: Accumulated depreciation	(115,403)	(80,232)

	$661,184	$391,313

For the three months ended June 30, 2015 and 2014, depreciation expense was $35,094 and $3,759, respectively.

5.   LEASES

The Company leases its offices, warehouse and stores under operating leases expiring in various years through 2023.

The total future minimum lease payments as of March 31, 2015 are as follows:

Year Ending March 31,	Amount

2016	203,047
2017	254,136
2018	198,298
2019	167,587
2020	61,411
Thereafter	140,682

Total	$1,025,161

Rent expense was $ 67,654 and $20,359 for the three months ended June 30, 2015 and 2014, respectively.

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

6.   RELATED PARTY TRANSACTIONS

The Company obtained demand loans from one of its stockholders, which are non-interest bearing.  The loans of $65,061 and $72,228 as of June 30, 2015 and March 31, 2015, respectively, are reflected as loan from stockholder in the consolidated balance sheets.

7.   INCOME TAXES

The Company is required to file income tax returns in both the United States and the PRC.  Its operations in the United States have been insignificant and income taxes have not been accrued.

The Company is required to file income tax returns in both the United States and the PRC.

The provision for income taxes consisted of the following for the three months ended June 30, 2015 and 2014, respectively:

	For the three months ended June 30,
	2015	2014

Current	555,537	4
Deferred	-	-

	555,537	4

The following table reconciles the effective income tax rates with the statutory rates for the three months ended June 30, 2015 and 2014, respectively:

	For the three months ended June 30,
	2015	2014

Statutory rate - PRC	25.0%	(25.0%)
Change in valuation allowance	0.7	25.0
Other	1.1	0.0

Effective income tax rate	26.8%	0.0%

Deferred tax assets and liabilities are recognized for expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

7.           INCOME TAXES (CONTINUED)

bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The laws of China permit the carry forward of net operating losses for a period of five years. U.S. federal net operating losses can generally be carried forward twenty years.

Deferred tax assets are comprised of the following:

	June 30, 2015	March 31, 2015

Net operating loss carryforwards	$55,509	$40,168
Inventory intercompany profit	26,625	20,760
Less: valuation allowance	(82,134)	(60,928)

Net deferred tax asset	$-	$-

At June 30, 2015 and March 31, 2015, the Company had unused operating loss carry-forwards of approximately $222,000 and $161,000 respectively, expiring in various years through 2019.  The Company has established a valuation allowance of $82,134 and $60,928 against the deferred tax asset related to net operating loss carryforwards at June 30, 2015 and March 31, 2014, respectively, due to the uncertainty of realizing the benefit.

The Company’s tax filings are subject to examination by the tax authorities.  The tax years for 2014 and 2013 remain open to examination by the tax authorities in the PRC.  The Company’s U.S. tax returns are subject to examination by the tax authorities for the years ended March 31, 2015, 2014, 2013and 2012.

Subsequent to June 30, 2015, the Company was assessed a penalty of $30,000 USD by the Internal Revenue Service for failure to file compete and timely Form 5471’s.

8.           CONCENTRATION OF CREDIT RISK

Substantially all of the Company’s bank accounts are located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

9.           PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

The following is the condensed financial information of Winha International Group Limited only, the US parent, balance sheet as of March 31, 2015, statements of income and cash flows for the twelve months ended March 31, 2015:

Condensed Balance Sheet

ASSETS	March 31, 2015

Investment in subsidiaries and VIE	$4,156,530

TOTAL ASSETS	$4,156,530

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2015

Stockholder loans	$41,619

Stockholders’ equity
Common stock, $0.0001 par value; 200,000,000 shares authorized; 49,989,500 shares issued and outstanding as of March 31, 2015	49,990
Additional paid-in capital	2,666,582
Statutory reserve	252,053
Retained earnings (deficit)	1,114,566
Other comprehensive income (loss)	31,720

Total stockholders’ equity (deficit)	4,114,911

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,156,530

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

9.           PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (CONTINUED)

Condensed Statement of Income

For year ended March 31,
2015

Revenues
Share of earnings from investment in subsidiaries and VIE	$2,438,198

Operating expenses
General and administrative	(71,646)

Net income	$2,366,552

Condensed Statement of Cash Flows

For year ended March 31
2015
Cash flows from operating activities
Net income	$2,366,552
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries and VIE	(2,438,198)
Increase in accrued expenses and other payables	71,646

Net cash provided by (used in) operating activities	-

Net change in cash	-
Cash, beginning of period	-

Cash, end of period	$-

Noncash financing activities:
Payment of accrued expenses and other payables by shareholder	$41,619

WINHA INTERNATIONAL GROUP LIMITED
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

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

Overview

 Winha retails local specialty products from different regions across China through its seven self-operated locations.  Winha plans to also retail its products through its website and mobile store. Our innovative business model contemplates use of a multi-channel shopping platform to sell locally-produced foods, beverages, and arts and crafts that are well-known across China. Through our shopping platform, we will provide customers with access to a large variety of local products that can traditionally only be found in local stores or markets in specific regions of China.  Our vision is to promote different local cultures and traditions that exist throughout China, while bolstering local economies and raising people’s awareness of each region’s cultural heritage.

On January 6, 2015, our restaurant was registered, and operations were commenced in April 2015. The restaurant was opened to give customers a place for experiencing the original taste of our fresh foods. The restaurant also provides customized food preparation for customers and has a small store for customers to purchase products similar to those that are served in the restaurant. We believe the restaurant will have a positive impact on our market promotion.

 We operate our business in China through Zhongshan Winha. We expect that virtually all of our revenue will be derived from Zhongshan Winha. On August 1, 2013, our subsidiary, Shenzhen Winha, entered into a set of contractual agreements with Zhongshan Winha and its equity owners, including an exclusive business cooperation agreement, exclusive option agreement, loan agreement, share pledge agreement, power of attorney and spousal consents. Shenzhen Winha, through these arrangements, assumed operational control of Zhongshan Winha and became the primary beneficiary of those operations. As a result, Zhongshan Winha is considered a variable interest entity with respect to Shenzhen Winha and, as a result, the financial statements of Zhongshan Winha are consolidated with our Company's financial statements. For more detailed information with respect to the contractual arrangements, see “Description of Business – Our Corporate History and Structure” in our Annual Report on Form 10-K filed on July 14, 2015.

The control of our operations through contractual arrangements creates risks for our business. If Zhongshan Winha and its shareholders fail to perform their obligations under the contractual arrangements, or if we suffer significant delay or other obstacles in the process of enforcing these contractual arrangements, or if legal remedies under PRC laws that we rely on are not available or effective, our business and operations could be severely disrupted, which could materially and adversely affect our results of operations and our ability to generate revenue in the PRC and could damage our reputation. Further, if the Company is deemed to have lost control of Zhongshan Winha, we would not be able to continue to consolidate Zhongshan Winha’s financial results. As a result, the price of our common stock may drop dramatically, which could cause our shareholders to experience severe loss in their investment in our Company.

 On August 1, 2013, Chung Yan Winnie Lam, our President and sole director as well as the sole shareholder of Pilot International, entered into a Share Transfer Agreement with Zening Lai, a majority shareholder of Zhongshan Winha, pursuant to which Ms. Lam granted to Ms. Lai an option to purchase 100% of the outstanding ordinary shares of Pilot International currently held by Ms. Lam in three installments, provided that Winha achieves certain performance thresholds in each given time period. On August 1, 2013, Ms. Lam entered into a Power of Attorney with Ms. Lai to appoint Ms. Lai as her agent, attorney and proxy to exercise any and all shareholder rights with the same powers in respect of all the shares of Pilot International on any and all matters on behalf of Ms. Lam.

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

 On December 5, 2013, Zhongshan Winha as the 90% equity holder and a non-affiliated party as the 10% equity holder formed Zhongshan Supermarket in Guangdong, China. Zhongshan Supermarket was formed to operate a storefront in Zhongshan City. On August 28, 2014, Zhongshan Winha acquired the 10% equity holding from the non-affiliated party, and now owns 100% of the equity of Zhongshan Supermarket.

  Plan of Operation

 We plan to market and sell local specialty goods to customers through four retail channels: retail stores, our restaurants, our online store and a mobile store. Our immediate plans for developing our business include the following initiatives:

•
Opening up new retail stores. We established one retail storefront in December 2013. Subsequently, we established six retail storefronts in the second quarter of 2014. Our retail stores are engaged in the sale of local specialty products. We plan to open 13 more stores in the next nine months.

•	Opening up new theme restaurants. We registered a catering management company on January 6, 2015 and opened a restaurant under its control. We plan to open four more restaurants.
•
Developing direct suppliers. To ensure healthy and stable supply networks, we have established supply relationships with approximately 100 direct suppliers across 15 provinces. We hope to add about 300 direct suppliers in the next nine months.

•
Developing an intelligent logistics system. We have started developing a logistics system that integrates delivery and inventory control systems, and expect to complete this system within the next nine months. Under this system, a sales order will automatically be filled and delivered from the most cost-effective location, whether it is our retail stores or the Company’s headquarters.

 Results of Operations

The following table sets forth key components of our results of operations during the three months ended June 30, 2015 and 2014, and the percentage changes between 2015 and 2014.

	June 30	June 30%
	2015	2014	Change
Revenue	$5,640,893	$118,749	4,650%
Cost of Goods Sold	(3,012,853)	(82,356)	3,558%
Gross profit	2,628,040	36,393	7,121%
Total operating expenses	558,496	323,743	73%
Income (loss) from operations	2,069,544	(287,350)	820%
Income (loss) before provision for income taxes	2,070,958	(289,798)	815%
Provision for income taxes	555,537	4	100%
Net income (loss)	$1,515,421	$(289,802)	623%

Revenue

The Company started to generate revenue during the quarter ended June 30, 2014, and recorded $118,749 in revenue for that quarter. During the quarter ended June 30, 2015, we had total revenue of $5,640,893. The reason for the significant increase in revenue was the opening of 6 additional stores and one restaurant and the initiation of custom-made sales during the past twelve months.

Gross profit

 Gross profit for the three months ended June 30, 2015 increased dramatically quarter-to-quarter, due to the dramatic increase in revenue. Our gross margin of 46.6% during the quarter ended June 30, 2015 lagged the 52% gross margin that we realized during the fiscal year ended March 31, 2015. We expect our gross margin to change as additional revenue streams are added, although the direction will depend on the relative volume of high-margin revenue sources (e.g. custom made sales, online and mobile) versus lower margin sources (e.g. retail stores).

 Selling Expenses

 Selling expenses represent the labor cost for our marketing department and retail stores, as well as expenses directly related to our marketing efforts. Selling expenses for the three month periods ended June 30, 2015 and 2014 were $199,708 and $84,253, respectively, an increase of 137%, due to the addition of six stores and one restaurant in the past twelve months. We expect our selling expenses to increase in proportion to the number of additional retail stores and restaurants that we open.

 General and Administrative Expenses

 General and administrative expenses for the three month periods ended June 30, 2015 and 2014 were $358,238 and $239,403, respectively, an increase of 50%. The increase was modest in comparison to the increase in our revenues due to the stability of our management team. As we expand our operations, however, particularly as we initiate our multi-faceted marketing program, we expect general and administrative expenses to increase, reflecting the staffing requirements of a more complex operation.

Net Income

 After taking into account insignificant amounts of other income, we recorded pre-tax net income of $2,070,958 for the quarter ended June 30, 2015. Corporate income in China is subject to tax at a rate of 25%. For the first quarter of fiscal 2016, however, we recorded income tax at an effective rate of 26.8%, however, primarily because of an increase in our valuation allowance related to the operating loss carryforwards. Our net income for the quarter, therefore, was $1,515,421. Because we acquired the non-controlling interest in our affiliate, which had created an offset to the loss we incurred in the prior fiscal period, all of our net income was attributable to our common stockholders.

 Impact of Exchange Rates

In preparing our financial statements for inclusion in our SEC filings, we translate from the Chinese Renminbi to U.S. dollars the elements of our balance sheets at the exchange rate on the balance date, except that stockholders’ equity and our statements of income and cash flows are translated at the average exchange rate for the period presented. Accordingly, our period-to-period comparisons may be influenced by changes in the average exchange rate, resulting in increases or decreases that do not reflect actual changes in operating results. The exchange rates used to translate Renminbi into U.S. dollars were:

	June 30, 2015	March 31,2015
Consolidated balance sheet items, except for stockholders’ equity, as of the periods end	0.1632	0.1630

	For the three months ended
	June 30, 2015	June 30, 2014
Amounts included in the statements of income, changes in stockholders’ equity and cash flows	0.1633	0.1621

It should be noted that in August 2015, the PRC Government devaluated its currency by approximately 3.5%, which will have an effect on our subsequent financial statements.

Liquidity and Capital Resources

 As of June 30, 2015, the Company had cash and cash equivalent of $2,610,884, compared to $1,103,726 as of March 31, 2015. The increase of $1,507,158 in cash was principally due to (a) net income of $1,515,421 during the quarter with accounts receivable increasing by only $326,925, and (b) capital contributions by our stockholders totaling $489,601.

The following table summarizes our cash flows for the three months ended June 30, 2015 and 2014:

	Three months ended June 30, 2015	Three months ended June 30, 2014
Net cash provided by operating activities	$1,242,698	$83,442
Net cash (used in) investing activities	$(317,732)	$(91,047)
Net cash provided by financing activities	$482,434	$320,805

 Our operations during the three months ended June 30, 2015 provided $1,242,698 in cash. This was  lower than our net income of $1,515,421 during the three months primarily because we recognized $577,604 in advances from customers, which represented member cards purchased in prior periods. We also had an increase of approximately $327,000 in accounts receivable due to our higher sales at the end of the quarter.

As noted, our shareholders made additional capital contributions of $489,601 during the quarter ended June 30, 2015, which was partially offset by $7,167 that was used to repay a portion of a stockholder's loan.

With the cash from operations and financing activities, we used $304,650 to purchase fixed assets - primarily the leasehold improvements in our new stores - and $13,082 to further develop our website.

We had working capital of approximately $5,500,000 as of June 30, 2015, an increase of approximately $1,800,000 compared to March 31, 2015. The increase was principally the result of our net income during the quarter.

 Because our shareholders have funded our growth by making capital contributions, we only had approximately $65,000 in stockholder loans and no other debt as of June 30, 2015. We believe that our capital resources will be adequate to fund our Company's operations for at least the next 12 months.

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

Furthermore, cash transfers from our PRC subsidiary to its parent company outside of China are subject to PRC government control of currency conversion. We receive substantially all of our revenues in RMB. Under our current corporate structure, our income is primarily derived by our PRC subsidiary and its controlled affiliate. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. As profits and dividends are current account items, any revenue generated in the PRC may be paid to shareholders outside of the PRC as profit or dividends without prior approval from SAFE so long as we comply with certain procedural requirements. However, the PRC government may also, at its discretion, restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders. Our inability to obtain the required approvals for converting RMB into foreign currencies, any delays in receiving such approvals or any future restrictions on currency exchanges may restrict the ability of our PRC subsidiary to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy its foreign currency denominated obligations.

The Company currently intends to reinvest its earnings in expanding its operations and has no plans to pay any dividends in the immediate future.

 Off Balance Sheet Transactions

 We do not currently have any off-balance sheet arrangements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of June 30, 2015.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A	Risk Factors
There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended March 31, 2015.

Item 2	Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities
The Company did not effect any unregistered sale of securities during the first quarter of fiscal year 2016.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the first quarter of fiscal year 2016.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits

31	Rule 13a-14(a) Certification - CEO and CFO
32	Rule 13a-14(b) Certification

101.INS	XBRL Instance
101.SCH	XBRL Schema XXBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

WINHA INTERNATIONAL GROUP LIMITED.

Date: August 20, 2015	By:	/s/ Chung Yan Winnie Lan
Chung Yan Winnie Lan, Chief Executive Officer, Chief Financial and Accounting Officer

*      *       *      *       *