Form 10-Q
period 2015-09-30
WINHA INTERNATIONAL GROUP LTD
filed 2015-11-20
CIK 1584057

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File No. 333-191063

WINHA INTERNATIONAL GROUP LIMITED (Name of Registrant in its Charter)

Nevada	47-2450462
(State of Other Jurisdiction of incorporation or organization)	(I.R.S.) Employer I.D. No.)

3rd Floor, No. 19 Changyi Road, Changmingshui Village Wuguishan Town, Zhongshan City, P.R. China 528458
(Address of Principal Executive Offices)
Issuer's Telephone Number: 86-760-8896-3655
Yile Center, 5 Xinzhong Avenue, Suite 918 Shiqi District, Zhongshan, P.R. China 528400
(Former Address, if Changed Since Last Report)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐   Accelerated filer ☐    Non-accelerated filer☐   Smaller reporting company ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

November 20, 2015
Common Voting Stock: 49,989,500

WINHA INTERNATIONAL GROUP LIMITED
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2015

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN U.S. $)
	September 30,	March 31,
ASSETS	2015	2015
	(Unaudited)
Current assets:
Cash and cash equivalents	$9,469,205	$1,103,726
Accounts receivable	1,302,376	1,246,200
Inventory	1,791,056	2,621,655
Advances to suppliers	152,013	224,029
Prepaid expenses	74,104	145,524

Total current assets	12,788,754	5,341,134

Property, plant and equipment, net	622,994	391,313

Website - net	48,197	39,014

TOTAL ASSETS	$13,459,945	$5,771,461
See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (IN U.S. $) (CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2015	March 31, 2015
	(Unaudited)
Current liabilities:
Accounts payable	$390,208	$305,545
Convertible debt	549,150	-
Advances from customers	563,413	732,212
Taxes payable	1,703,815	480,539
Accrued expenses	69,810	66,026
Loan from stockholder	98,573	72,228

Total current liabilities	3,374,969	1,656,550

Stockholders' equity:
Common stock, $0.001 par value per share, 200,000,000 shares authorized; 49,989,500 shares issued and outstanding as of September 30, 2015 and March 31, 2015	49,990	49,990
Additional paid-in capital	3,482,583	2,666,582
Statutory reserve	799,434	252,053
Retained earnings	5,968,093	1,114,566
Other comprehensive income	(215,124)	31,720

Total stockholders' equity	10,084,976	4,114,911

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,459,945	$5,771,461
See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED) (IN U.S. $)
	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014

Revenues	$9,756,224	$2,131,440	$15,397,117	$2,250,189
Cost of revenues	4,124,953	876,691	7,137,807	959,046

Gross profit	5,631,271	1,254,749	8,259,310	1,291,143

Operating expenses:
Selling and marketing	214,027	156,044	413,735	240,297
General and administrative	263,179	423,457	621,417	662,960
Financial expenses	6,558	130	7,108	216

Total operating expenses	483,764	579,631	1,042,260	903,473

Income from operations	5,147,507	675,118	7,217,050	387,670

Other income (expense)	(329)	(5,256)	1,085	(7,610)

Income before provision for income taxes	5,147,178	669,862	7,218,135	380,060
Provision for income taxes	1,261,690	-	1,817,227	-

Net income	3,885,489	669,862	5,400,908	380,060
See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED) (IN U.S. $)
(CONTINUED)
	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014

Other Comprehensive income:
Foreign currency translation adjustment	(346,926)	(651)	(246,844)	(370)

Total Comprehensive income	$3,538,563	$669,211	$5,154,064	$379,690

Earnings per common share, basic and diluted	$0.08	$0.01	$0.11	$0.01

Weighted average shares outstanding, basic and diluted	49,989,500	49,989,500	49,989,500	49,989,500
See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (IN U.S. $)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income	Statutory Reserve Fund	Total

Balance, March 31, 2015	$49,990	$2,666,582	$1,114,566	$31,720	$252,053	$4,114,911
Additional capital contribution from principal stockholders	-	816,001	-	-	-	816,001
Net income	-	-	5,400,908	-	-	5,400,908
Allocation to statutory reserve	-	-	(547,381)	-	547,381	-
Foreign currency translation adjustment	-	-	-	(246,844)	-	(246,844)
Balance, September 30, 2015 (Unaudited)	$49,990	$3,482,583	$5,968,093	$(215,124)	$799,434	$10,084,976

See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)
(IN U.S. $)
	Six Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net income	$5,400,908	$380,060
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	73,809	13,341
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(56,176)	(250,562)
Decrease (increase) in inventories	830,599	(1,040,084)
Decrease in advances to suppliers	72,016	-
Decrease (increase) in prepaid expenses	71,420	(9,181)
Increase in accounts payable	84,663	657,852
Increase in deferred revenue	-	5,881
(Decrease) increase in advances from customers	(168,799)	260,411
Increase in taxes payable	1,222,709	13,255
Increase (decrease) in accrued expenses	4,350	(125,457)

Net cash provided by operating activities	7,535,499	(94,484)

Cash flows from investing activities:
Payments for website expansion	(9,827)	(13,656)
Purchase of fixed assets	(326,482)	(404,611)

Net cash (used in) investing activities	(336,309)	(418,267)
See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)
(IN U.S. $) (CONTINUED)
	Six Months Ended
	September 30,
	2015	2014

Cash flows from financing activities:
Proceeds from issuance of common stock	-	974,819
Proceeds from convertible debt	564,200	-
Additional capital contribution	816,001	-
Proceeds from stockholder loan	26,345	-

Net cash provided by financing activities	1,406,546	974,819

Effect of exchange rate changes on cash	(240,259)	(455)

Net change in cash	8,365,479	461,613
Cash, beginning of year	1,103,726	155,160

Cash, end of year	$9,469,205	$616,773

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-

Income taxes	$558,410	$-
Noncash financing activities:
Payment of accrued expenses and other payables by shareholder in the form of loan	$26,345	$-
See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

1.          ORGANIZATION AND BUSINESS
Winha International Group Limited ("Winha International") was incorporated in Nevada on April 15, 2013.  The subsidiaries of the Company and their principal activities are described as follows:
Winha International and its subsidiaries are collectively referred to as the "Company". The Company retails local specialty products from different regions across China through its seven self-operated physical stores.  The stores are supplemented by a restaurant that the Company opened in April 2015. The Company plans to open additional stores and restaurants during fiscal 2016. The Company also plans to develop its website and mobile store, as it expands its sales platform. The Company's business model utilizes a multi-channel shopping platform to sell locally-produced food, beverages, and arts and crafts that are well-known across China. Through this comprehensive shopping platform, the Company will provide customers with access to a variety of local products that can typically only be found in local stores or markets in specific regions of China.
In May 2015, C&V International Company Limited, a wholly owned subsidiary of Winha International Group Limited, set up a wholly owned subsidiary, Australia Winha Commerce and Trade Limited ("Australian Winha"), which is inactive since inception.
The Company operates its business through a variable interest entity, Zhongshan Winha Electronic Commerce Company Limited ("Zhongshan Winha") which has two wholly owned limited liability subsidiaries, Zhongshan Supermarket Limited and Zhongshan Winha Catering Management Co., Ltd., as well as three incorporated branches.  The Company obtained the controlling interest in Zhongshan Winha via Shenzhen Winha through a series of contractual arrangements. The following chart demonstrates the Company's current corporate structure.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

1.	ORGANIZATION AND BUSINESS (CONTINUED)

Winha Commerce and Trade, Ltd
(an Australia company)

Winha International Group Limited
(a Nevada company)
100%
C&V International Holding Company Limited
(a Cayman company)
100%
Winha Commerce and Trade, Ltd
(an Australia company)
100%
Winha International Investment Holdings Company Limited
(a Hong Kong company)
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
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its VIE for which it is deemed the primary beneficiary.  All significant inter-company accounts and transactions have been eliminated in consolidation.
All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars ("US Dollar" or "US$" or "$").
Variable Interest Entity
Pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, "Consolidation" ("ASC 810"), the Company is required to include in its consolidated financial statements the financial statements of its variable interest entity ("VIE").  ASC 810 requires a VIE to be consolidated by a company if it is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE's residual returns.  VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity.
Under ASC 810, a reporting entity has a controlling financial interest in a VIE, and must consolidate that VIE, if the reporting entity has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly affect the VIE's economic performance; and (b) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.  The reporting entity's determination of whether it has this power is not affected by the existence of kick-out rights or participating rights, unless a single enterprise, including its related parties and de facto agents, have the unilateral ability to exercise those rights. Zhongshan Winha's actual stockholders do not hold any kick-out rights that affect the consolidation determination.
The Company concluded that it is appropriate to consolidate its VIE based on its determination that the equity investors in the VIE do not have the characteristics of a controlling financial interest.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Variable Interest Entity (continued)
The VIE agreement was not consummated until August 1, 2013. However, the purpose and design of the establishment of the VIE, Zhongshan Winha, was to be consolidated under the Company through common control.  ASC 810-10-25-38F states that a reporting entity's involvement in the design of a VIE may indicate that the reporting entity had the opportunity and the incentive to establish arrangements that result in the reporting entity being the variable interest holder with the power to direct the activities that most significantly impact the VIE's economic performance.  As both the Company and the VIE, Zhongshan Winha, were under the common control of Ms. Lai immediately before and after the acquisition, this transaction was accounted for as a merger under common control, using "pooling of interest" accounting as if the merger had been consummated at the beginning of the earliest period presented, with no gain or loss recognized.  All the assets and liabilities of the VIE, Zhongshan Winha, were recorded at their carrying value. Hence, Zhongshan Winha was consolidated with the Company since its inception due to the purpose and design of its establishment.
The following financial statement amounts of Zhongshan Winha have been included in the accompanying consolidated financial statements:
	September 30, 2015	March 31, 2015
	(Unaudited)
Total assets	$12,903,967	$5,753,224

Total liabilities	$2,596,354	$1,476,999

	For the three months ended September 30,		For the six months ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$9,311,312	$669,905	$14,879,665	$398,521

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Foreign Currency Translation
Almost all Company assets are located in the PRC.  The functional currency for the majority of the Company's operations is the Renminbi ("RMB").  The Company uses the United States Dollar ("US Dollar" or "US$" or "$") for financial reporting purposes.  The financial statements of the Company have been translated into US dollars in accordance with FASB ASC 830, "Foreign Currency Matters."
All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.  Statements of income, changes in stockholders' equity and cash flow amounts have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of the Company's financial statements are recorded as other comprehensive income (loss).
The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:
	September 30, 2015		March 31, 2015

Balance sheet items, except for stockholders' equity, as of period end	0.1569		0.1632

	For the three months ended September 30,		For the six months ended September 30,
	2015	2014	2015	2014

Amounts included in the statements of income, statement of changes in stockholders' equity and statements of cash flows for the period	0.1593	0.1623	0.1612	0.1622

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Foreign Currency Translation (continued)
For the three and six months ended September 30, 2015 and 2014, foreign currency translation adjustments of $(20,526) and $(651), respectively, and $79,556 and $(370), respectively, have been reported as other comprehensive income (loss). Other comprehensive income (loss) of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, "Exceptions to Comprehensive Recognition of Deferred Income Taxes," the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.
Although government regulations now allow convertibility of the RMB for current account transactions, significant restrictions still remain.  Hence, such translations should not be construed as representations that the RMB could be converted into US dollars at that rate or any other rate.
The value of the RMB against the US dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. Any significant revaluation of the RMB may materially affect the Company's financial condition in terms of US dollar reporting. The PRC has devalued the RMB by approximately 3.5 % subsequent to June 30, 2015.
Vulnerability Due To Operations in PRC
The Company's operations may be adversely affected by significant political, economic and social uncertainties in the PRC.  Although the PRC government has been pursuing economic reform policies for more than twenty years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC's political, economic and social conditions.  There is also no guarantee that the PRC government's pursuit of economic reforms will be consistent, effective or continue.

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
Prepaid Expenses
Prepaid expenses as of September 30, 2015 and March 31, 2015 mainly represent the prepayments of approximately $74,000 and $146,000, respectively for decoration expenses and pre-business expenses of the Company's new stores.
Advances from Customers
Advances from customers represents prepaid cards purchased by customers at our retail locations. We believe that prepaid cards are principally purchased for gift purposes and usually used quickly. Accordingly the Company records the related obligation as a current liability.
Advances from customers was $563,413 and $732,212 as of September 30, 2015 and March 31, 2015, respectively.
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
The Company has a website and ongoing website development costs of $51,901 and $39,014 as of September 30, 2015 and March 31, 2015, respectively.  The Company's online sales platform is currently in use; accordingly, the costs related to the development of graphics for the platform of $6,080 and $7,308 as of September 30, 2015 and 2014 are being amortized over 5 years. Amortization expense was $199 and $391, and $403 and $609 for the three and six months ended September 30, 2015 and 2014, respectively.
Revenue Recognition
The Company recognizes and plans to recognize revenue from the following channels:
1.
Retail stores - The Company recognizes sales revenue from its seven retail stores, net of sales taxes and estimated sales returns, at the time it sells merchandise to the customer. Customer purchases of shopping cards are not recognized as revenue until the card is redeemed and the customer purchases merchandise by using the shopping card.

2.
Custom-made sales - The Company started "Custom-made" sales in August 2014. The target customers are commercial customers who can order in the Company's local stores and make full payment on site. All orders are forwarded to Zhongshan Winha immediately, which arranges the delivery. Revenue from the sale of products is recognized upon delivery to customers provided that there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, and the sales price is fixed and determinable. Revenue generated from custom-made sales was $6,191,296 and $1,807,308, respectively, for three months ended September 30, 2015 and 2014. Revenue generated from custom-made sales was $10,799,960 and $1,875,615, respectively, for six months ended September 30, 2015 and 2014.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Revenue Recognition (continued)
3.	Franchise and management fees
During the quarter ended September 30, 2015, the Company commenced franchising operations, in which the Company grants each of its franchisees a license to use the Company's trademark, name identification and other business resources. The franchise agreements provide for the franchisee to utilize the Company's business systems, in exchange for which the franchisees  pay a franchise fee and a management fee to  Zhongshan Winha. Franchise fee revenue from franchise sales is recognized only when all material services or conditions relating to the sale have been substantially performed or satisfied by the franchisor.
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
Zhongshan Winha's return policy allows customers to return their merchandise in the original box and/or packaging within 7 days of purchase.  The Company has not experienced any material amount of returns.
Fair Value of Financial Instruments
FASB ASC 820, "Fair Value Measurement," specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs).  In accordance with ASC 820, the following summarizes the fair value hierarchy:
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

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Fair Value of Financial Instruments (continued)
ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of September 30, 2015 and March 31, 2015, none of the Company's assets and liabilities were required to be reported at fair value on a recurring basis.  Carrying values of non-derivative financial instruments, including cash, accounts receivable, inventory, advances to suppliers, payables and accrued liabilities, and advances from customers approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.
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
In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer's payment history, its current credit-worthiness and current economic trends.  The Company considers all accounts receivable at September 30, 2015 and March 31, 2015 to be fully collectible and, therefore, did not provide an allowance for doubtful accounts.  For the periods presented, the Company did not write off any accounts receivable as bad debts.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Inventory
Inventory, comprised principally of merchandise and food products, is stated at the lower of cost or market.  The value of inventory is determined using the weighted average cost method.
The Company estimates an inventory allowance for excessive or unusable inventories.  Inventory amounts are reported net of such allowances, if any.  There was no allowance for excessive or unusable inventories as of September 30, 2015 and March 31, 2015.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost, less accumulated depreciation.  Cost includes the price paid to acquire the asset, and any expenditure that substantially increases the asset's value or extends the useful life of an existing asset.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the periods benefited.  Maintenance and repairs are generally expensed as incurred.
The estimated useful lives for property, plant and equipment categories are as follows:
Furniture and fixtures	3 to 5 years
Computer equipment	5 years
Leasehold improvements	Over the shorter of lease term or estimated useful life of the improvements.
Motor vehicles	5 to 10 years
Impairment of Long-Lived Assets
The Company applies FASB ASC 360, "Accounting for the Impairment and Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets.  In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company may recognize the impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to those assets.  No impairment of long-lived assets was recognized for the periods presented.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Income Taxes
The Company accounts for income taxes in accordance with FASB ASC 740, "Income Taxes" ("ASC 740"), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.  ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.
Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on the de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with these tax positions.  As of September 30, 2015 and March 31, 2015, the Company did not record any liabilities for unrecognized income tax benefits.
The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:
United States
The Company is subject to United States tax at graduated rates from 15% to 35%.  No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three and six months ended September 30, 2015 and 2014.
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
Net Income (Loss) Per Share
The Company computes net income (loss) per common share in accordance with FASB ASC 260, "Earnings Per Share" ("ASC 260").  Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any potential dilutive shares outstanding during the period.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for the period reflected in the accompanying consolidated statement of income and other comprehensive income.  There were no dilutive shares outstanding during the three and six months ended September 30, 2015 and 2014.
Statutory Reserve
The Company's China-based subsidiary and its VIE and related entities are required to make appropriations of retained earnings for certain non-distributable reserve funds.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Statutory Reserve (Continued)
Pursuant to the China Foreign Investment Enterprises laws, the Company's China-based subsidiary, which is called a wholly foreign-owned enterprise ("WFOE") and its VIE, are required to make appropriations from their after-tax profit as determined under generally accepted accounting principles in the PRC (the "after-tax-profit under PRC GAAP") to a general non-distributable reserve fund. Each year, at least 10% of each entities after-tax-profit under PRC GAAP is required to be set aside as a general reserve fund until  the fund equal 50% of the capital of the applicable entity.
The statutory reserve fund is restricted as to use and can only be used to set-off against losses, expansion of production and operations and increasing registered capital of the respective company. The fund is not allowed to be transferred to the Company in terms of cash dividends, loans or advances, nor is it allowed for distribution except under liquidation.
The required transfer to the statutory reserve fund was $374,715 and $547,381, respectively, for the three and six months ended September 30, 2015. There was no profit appropriation to the statutory reserve fund for the three and six months ended September 30, 2014.
3.       RECENTLY ISSUED ACCOUNTING STANDARDS
In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period. This accounting standard update is not expected to have a material impact on the Company's financial statements.
In March 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-03 – Interest – Imputation of Interest (Subtopic 835-30). This ASU addressed the simplification of debt issuance costs presentation by presenting debt issuance costs in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. This accounting standard update is not expected to have a material impact on the Company's consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

3.       RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)
In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-01 – Income Statement – Extraordinary and Unusual Items (Subtopic 225-20).  This ASU addressed the simplification of income statement presentation by eliminating the concept of extraordinary items.  The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively.  A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements.  Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  This accounting standard update is not expected to have a material impact on the Company's consolidated financial statements.
In August 2014, the FASB issued authoritative guidance that requires an entity's management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern and requires additional disclosures if certain criteria are met.  This guidance is effective for fiscal periods ending after December 15, 2016, with early adoption permitted.  This accounting standard update is not expected to have a material impact on the Company's consolidated financial statements.
In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12). ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. This accounting standard update is not expected to have a material impact on the Company's consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

3.       RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", which supersedes the revenue recognition requirements in ASC 605, "Revenue Recognition".  The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The FASB has recently exteneded the effective date for one year. Companies are permitted to adopt this new rule following either a full or modified retrospective approach.  Early adoption is not permitted.  The Company has not yet determined the potential impact of this updated authoritative guidance on its consolidated financial statements.
4.       PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are summarized as follows:
	September 30, 2015	March 31, 2015

Fixtures and furniture and equipment	$418,817	$380,979
Leasehold improvements	18,200	18,908
Motor vehicles	334,624	71,658

	771,672	471,545
Less: Accumulated depreciation	(148,677)	(80,232)

	$622,994	$391,313
For the three months ended September 30, 2015 and 2014, depreciation expense was $38,312 and $8,973, respectively. For the six months ended September 30, 2015 and 2014, depreciation expense was $68,445 and $12,732, respectively.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

5.       LEASES
The Company leases its offices, warehouse and stores under operating leases expiring in various years through 2023.
The total future minimum lease payments as of September 30, 2015 are as follows:
Year Ending March 31,	Amount

2016	126,958
2017	252,479
2018	346,259
2019	318,574
2020	255,502
Thereafter	1,308,179

Total	$2,607,950
Rent expense was $59,303 and $28,527, and $126,958 and $49,782 for the three and six months ended September 30, 2015 and 2014, respectively.
6.       CONVERTIBLE NOTES
In May 2015, C&V International Company Limited, a wholly owned subsidiary of Winha International Group Limited, set up a wholly owned subsidiary, Australia Winha Commerce and Trade Limited ("Australian Winha"), which has been inactive since inception. The Company organized Australian Winha in contemplation of transferring assets to Australian Winha and then effecting a public offering of securities by Australian Winha in Australia.
On September 1, 2015, Australia Winha borrowed $534,675 (AUD$750,000) from an unrelated party, and issued a twelve month convertible promissory note with no interest. The note is convertible into 3,750,000 shares of Australian Winha at $0.14258 per share (AUD$0.20) and is convertible at the option of the company. The due date of the note may be extended based upon mutual agreement of both parties.
7.       RELATED PARTY TRANSACTIONS
The Company obtained demand loans from the chairman of the board, which are non-interest bearing.  The loans of $98,573 and $72,228 as of September 30, 2015 and March 31, 2015, respectively, are reflected as loan from stockholder in the consolidated balance sheets.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

8.       INCOME TAXES
The Company is required to file income tax returns in both the United States and the PRC.  Its operations in the United States have been insignificant and income taxes have not been accrued.
The provision for income taxes consisted of the following for the three and six months ended September 30, 2015 and 2014. There's no provision for income tax for three and six months ended September 30, 2014 because the Company used tax benefit generated from prior periods.
	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014

Current	$1,261,690	$-	$1,817,227	$-
Deferred	-	-	-	-

	$1,261,690	$-	$1,817,227	$-
The following table reconciles the effective income tax rates with the statutory rates for the three and six months ended September 30, 2015 and 2014, respectively:
	For the three months ended September 30,		For the six months ended September 30,
	2015	2014	2015	2014

Statutory rate - PRC	25.0%	(25.0%)	25.0%	(25.0%)
Change in valuation allowance	0.4%	25.0	0.5%	25.0
Other	(0.9%)	0.0	(0.3%)	0.0

Effective income tax rate	24.5%	0.0%	25.2%	0.0%
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

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

8.       INCOME TAXES (CONTINUED)
Deferred tax assets are comprised of the following:
	September 30, 2015	March 31, 2015

Net operating loss carryforwards	$187,915	$40,168
Inventory intercompany profit	7,695	20,760
Less: valuation allowance	(195,610)	(60,928)

Net deferred tax asset	$-	$-
At September 30, 2015 and March 31, 2015, the Company had unused operating loss carry-forwards of approximately $833,096 and $161,000 respectively, expiring in various years through 2019.  The Company has established a valuation allowance of $215,969 and $60,928 against the deferred tax asset related to net operating loss carry forwards at September 30, 2015 and March 31, 2014, respectively, due to the uncertainty of realizing the benefit. The carryforwards are principally in Hong Kong and the United States.
The Company's tax filings are subject to examination by the tax authorities.  The tax years for 2014 and 2013 remain open to examination by the tax authorities in the PRC.  The Company's U.S. tax returns are subject to examination by the tax authorities for the years ended March 31, 2015, 2014, 2013 and 2012. In August, 2015, the Company was assessed a penalty of $30,000 USD by the Internal Revenue Service for failure to file compete and timely Form 5471's.
9.       CONCENTRATION OF CREDIT RISK
Substantially all of the Company's bank accounts are located in The People's Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

10.    PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
The following is the condensed financial information of Winha International Group Limited only, the US parent, balance sheet as of March 31, 2015 and the related statements of income and cash flows for the twelve months ended March 31, 2015:
Condensed Balance Sheet
ASSETS	March 31, 2015

Investment in subsidiaries and VIE	$4,156,530

TOTAL ASSETS	$4,156,530

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2015

Stockholder loans	$41,619

Stockholders' equity
Common stock, $0.0001 par value; 200,000,000 shares authorized; 49,989,500 shares issued and outstanding as of March 31, 2015	49,990
Additional paid-in capital	2,666,582
Statutory reserve	252,053
Retained earnings (deficit)	1,114,566
Other comprehensive income (loss)	31,720

Total stockholders' equity (deficit)	4,114,911

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,156,530

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

10.     PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (CONTINUED)
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

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

10.     PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (CONTINUED)
Basis of Presentation
The Company records its investment in its subsidiaries and VIE under the equity method of accounting.  Such investments are presented as "Investment in subsidiaries and VIE" on the condensed balance sheet and the subsidiaries and VIE profits are presented as "Share of earnings from investment in subsidiaries and VIE" in the condensed statement of income.
Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  The parent only financial information has been derived from the Company's consolidated financial statements and should be read in conjunction with the Company's consolidated financial statements.
There were no cash transactions in the US parent company during the twelve months ended March 31, 2015.
Restricted Net Assets
Under PRC laws and regulations, the Company's PRC subsidiaries and VIE are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances.  The restricted net assets of the Company's PRC subsidiaries and the VIE amounted to $ 4,156,530 as of March 31, 2015.
The Company's operations and revenues are conducted and generated in the PRC, and all of the Company's revenues being earned and currency received are denominated in RMB.  RMB is subject to the foreign exchange control regulation in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC foreign exchange control regulations that restrict the Company's ability to convert RMB into US Dollars.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.
 Overview
Winha International Group Limited and Subsidiaries ("Winha") retails local specialty products from different regions across China through its seven self-operated locations and franchisees.  Winha plans to also retail its products through its website and mobile store. Our innovative business model contemplates use of a multi-channel shopping platform to sell locally-produced foods, beverages, and arts and crafts that are well-known across China. Through our shopping platform, we will provide customers with access to a large variety of local products that can traditionally only be found in local stores or markets in specific regions of China.  Our vision is to promote different local cultures and traditions that exist throughout China, while bolstering local economies and raising people's awareness of each region's cultural heritage.
In January 2015, our restaurant was registered, and operations were commenced in April 2015. The restaurant was opened to give customers a place for experiencing the original taste of our fresh foods. The restaurant also provides customized food preparation for customers and has a small store for customers to purchase products similar to those that are served in the restaurant. We believe the restaurant will have a positive impact on our market promotion.
Early in July 2015, we commenced offering franchises that permit the franchisees to use our trademark and branding to open retail stores. Franchisees pay us a franchise fee and a management fee. We believe that franchising will facilitate rapid development of our brand, because the franchise stores are easily replicated and managed.
We operate our business in China through Zhongshan Winha. We expect that virtually all of our revenue will be derived from Zhongshan Winha. On August 1, 2013, our subsidiary, Shenzhen Winha, entered into a set of contractual agreements with Zhongshan Winha and its equity owners, including an exclusive business cooperation agreement, exclusive option agreement, loan agreement, share pledge agreement, power of attorney and spousal consents. Shenzhen Winha, through these arrangements, assumed operational control of Zhongshan Winha and became the primary beneficiary of those operations. As a result, Zhongshan Winha is considered a variable interest entity with respect to Shenzhen Winha and, as a result, the financial statements of Zhongshan Winha are consolidated with our Company's financial statements. For more detailed information with respect to the contractual arrangements, see "Description of Business – Our Corporate History and Structure" in our Annual Report on Form 10-K filed on July 14, 2015.

The control of our operations through these contractual arrangements creates risks for our business. If Zhongshan Winha and its shareholders fail to perform their obligations under the contractual arrangements, or if we suffer significant delay or other obstacles in the process of enforcing these contractual arrangements, or if legal remedies under PRC laws that we rely on are not available or effective, our business and operations could be severely disrupted, which could materially and adversely affect our results of operations and our ability to generate revenue in the PRC and could damage our reputation. Further, if the Company is deemed to have lost control of Zhongshan Winha, we would not be able to continue to consolidate Zhongshan Winha's financial results. As a result, the price of our common stock may drop dramatically, which could cause our shareholders to experience severe loss of their investment in our Company.
Pilot International owns the majority of our outstanding common stock. On August 1, 2013, Chung Yan Winnie Lam, our President and sole director as well as the sole shareholder of Pilot International, entered into a Share Transfer Agreement with Zening Lai, a majority shareholder of Zhongshan Winha, pursuant to which Ms. Lam granted to Ms. Lai an option to purchase 100% of the outstanding ordinary shares of Pilot International currently held by Ms. Lam in three installments, provided that Winha achieves certain performance thresholds in each given time period. On August 1, 2013, Ms. Lam entered into a Power of Attorney with Ms. Lai to appoint Ms. Lai as her agent, attorney and proxy to exercise any and all shareholder rights with the same powers in respect of all the shares of Pilot International on any and all matters on behalf of Ms. Lam.
Pursuant to the Share Transfer Agreement and Power of Attorney, as well as the contractual control of Zhongshan Winha by the Company (the "Restructuring"), Ms. Lai, who also had a controlling interest in Zhongshan Winha with ownership of 70.2% of its shares, was deemed to have retained a controlling interest in the combined entity, and the combined entity remained under common control. As a result, the Restructuring was accounted for as a combination of entities under common control.
On December 5, 2013, Zhongshan Winha as the 90% equity holder and a non-affiliated party as the 10% equity holder formed Zhongshan Supermarket in Guangdong, China. Zhongshan Supermarket was formed to operate a storefront in Zhongshan City. On August 28, 2014, Zhongshan Winha acquired the 10% equity holding from the non-affiliated party, and now owns 100% of the equity of Zhongshan Supermarket.

Plan of Operation
We plan to market and sell local specialty goods to customers through five retail channels: retail stores, franchise stores, our restaurants, our online store and a mobile store. Our immediate plans for developing our business include the following initiatives:
•
Opening up new retail stores. We established one retail storefront in December 2013. Subsequently, we established six retail storefronts in the second quarter of 2014. Our retail stores are engaged in the sale of local specialty products.

•	Opening up more franchise stores. We commenced franchising in the beginning of July 2015. As of the quarter ended on September 30, 2015, we have five franchise stores operating. We plan to sell more franchises.

•	Opening up new theme restaurants. We registered a catering management company in January, 2015 and opened one restaurant. We plan to open four more restaurants.

•
Developing direct suppliers. To ensure healthy and stable supply networks, we have established supply relationships with approximately 100 direct suppliers across 15 provinces. We hope to add more direct suppliers in the coming months.

•
Developing an intelligent logistics system. We have started developing a logistics system that integrates delivery and inventory control systems, and expect to complete this system within the next nine months. Under this system, a sales order will automatically be filled and delivered from the most cost-effective location, whether it is our retail stores or the Company's warehouse.

Results of Operations
The following tables set forth key components of our results of operations during the three and six months ended September 30, 2015 and 2014, and the percentage changes between 2015 and 2014.
Three months ended September 30, 2015
	September 30	September 30%
	2015	2014	Change
Revenue	$9,756,224	$2,131,440	358%
Cost of Goods Sold	(4,124,953)	(876,691)	371%
Gross profit	5,631,271	1,254,749	349%
Total operating expenses	483,764	579,631	(17%)
Income from operations	5,147,507	675,118	662%
Income before provision for income taxes	5,147,178	669,862	668%
Provision for income taxes	1,261,690	-	100%
Net income (loss)	$3,885,489	$669,862	480%

Six months ended September 30, 2015
	September 30	September 30%
	2015	2014	Change
Revenue	$15,397,117	$2,250,189	584%
Cost of Goods Sold	(7,137,807)	(959,046)	644%
Gross profit	8,259,310	1,291,143	540%
Total operating expenses	1,042,260	903,473	15%
Income (loss) from operations	7,217,050	387,670	1,762%
Income (loss) before provision for income taxes	7,218,135	380,060	1,799%
Provision for income taxes	1,817,227	-	100%
Net income (loss)	$5,400,908	$380,060	1,321%

Revenue
We started to generate revenue during the quarter ended June 30, 2014, and recorded $118,749 in revenue for that quarter. In the following quarter ended September 30, 2014, our revenue increased significantly to $2,131,440 due to the opening of new retail stores and a change of business style.  During the six months ended September 30, 2014, our total revenue was $2,250,189. During the three and six months ended September 30, 2015, we had total revenue of $9,756,224 and $15,397,117, respectively, representing an increase by 358% and 584% when compared with the three and six months ended September 30, 2014, respectively. The reason for the significant increase in revenue was the opening of 6 additional stores and one restaurant and the initiation of custom-made sales during fiscal year 2015. In addition, we sold 5 franchises and recognized upfront franchising fees of $443,300 and $74,152 in monthly administrative fees during the three and six months ended September 30, 2015 since the quarter ended September 2015.
Gross profit
Gross profit for the three and six months ended September 30, 2015 increased dramatically to $5,631,271 and $8,259,310, respectively, due to the dramatic increase in revenue. Our gross margin in those periods increased to 57.7% and 53.6%, respectively, as compared to the 52% gross margin that we realized during the fiscal year ended March 31, 2015. The gross profit, excluding the franchise fee revenue, was 55.3% and 52.0% for the three and six months ended September 30, 2015, respectively. We have been able to maintain a fairly stable gross profit from our principle operations. We expect our gross margin to change as additional revenue streams are added, although the direction will depend on the relative volume of high-margin revenue sources (e.g. custom made sales, franchising, online and mobile) versus lower margin sources (e.g. retail stores).

Selling Expenses
Selling expenses represent the labor cost for our marketing department and retail stores, as well as expenses directly related to our marketing efforts. Selling expenses for the three month period ended September 30, 2015were $214,027, an increase of 37% over the comparable quarter of fiscal 2015; selling expenses for the six month period ended September 30, 2015 were $413,735, representing a period-to-period increase of 72%. Selling expenses increased due to the addition of six stores and one restaurant in fiscal year 2015. We expect our selling expenses to increase in proportion to the number of additional retail stores and restaurants that we open.
General and Administrative Expenses
General and administrative expenses for the three and six month periods ended September 30, 2015 and 2014 were $263,179 and $423,457, respectively,  representing a decrease of 38% and 6%, respectively, from the comparable periods of fiscal year 2015. The main reason for the decrease in G&A expenses was due to the professional expenses incurred in connection with the Company's initial public offeringduring the quarter ended September 30, 2014. As we expand our operations, however, particularly as we initiate our multi-faceted marketing program, we expect general and administrative expenses to increase, reflecting the staffing requirements of a more complex and expanded operation.
Net Income
After taking into account insignificant amounts of other income, we recorded pre-tax net income of $5,147,178 and $7,218,135 for the three and six months ended September 30, 2015.  Corporate income in China is subject to income tax at a rate of 25%. After deducting the income tax, we had a net income of $3,885,489 and $5,400,908, respectively, representing increases of 480% and 1,321% over net income of $669,862 and $380,060 recorded during the three and six months ended September 30, 2014. During the three and six months ended September 30, 2014 we recorded no income tax expense because taxes were offset by the loss carryforward from prior periods.
Foreign Currency Translation Adjustment
Our reporting currency is the U.S. dollar. Our local currency, Renminbi, is our functional currency. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.    Statements of income and other comprehensive income and cash flows have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of our consolidated financial statements are recorded as other comprehensive income (loss).    Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three and six months ended September 30, 2015 and 2014, foreign currency translation adjustments of $(20,526) and $(651), respectively, and $79,556 and $(370), respectively, have been reported as other comprehensive income (loss) in the consolidated statements of income and other comprehensive income (loss), respectively.

Liquidity and Capital Resources
As of September 30, 2015, the Company had cash and cash equivalent of $9,469,205, compared to $1,103,726 as of March 31, 2015. The increase of $8,365,479 in cash was principally due to (a) net income of $5,400,908 during the six months plus a decrease in inventory of $830,599 and an increase in taxes payable of $1,222,709 resulting in net cash provided by operating activities of $7,535,499, (b) capital contributions by our stockholders totaling $816,001 and (c) proceeds from convertible debt of $564,200.
The following table summarizes our cash flows for the six months ended September 30, 2015 and 2014:
	Six months ended September 30, 2015	Six months ended September 30, 2014
Net cash provided (used) by operating activities	$7,535,499	$(94,484)
Net cash (used in) investing activities	$(336,309)	$(418,267)
Net cash provided by financing activities	$1,406,546	$974,819

As noted, our shareholders made additional capital contributions of $816,001 during the six months ended September 30, 2015. We also received $564,200 from the issuance of convertible debt and $26,345 from a stockholder for paying professional fees in the United States during the six months ended September 30, 2015.
With the cash from operations and financing activities, we used $326,482 to purchase fixed assets - primarily the leasehold improvements in our new stores - and $9,827 to further develop our website, for a total of $336,309 in cash used in investing activities.
We had working capital of approximately $9,400,000 as of September 30, 2015, an increase of approximately $5,700,000 compared to March 31, 2015. The increase was principally the result of our net income during the six month period.
Our debt obligations at September 30, 2015 consisted of approximately $98,600 in stockholder loans and convertible debt of $550,000. Since our cash balance far exceeds our debt obligations, we believe that our capital resources will be adequate to fund our Company's operations for at least the next 12 months.

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
Furthermore, cash transfers from our PRC subsidiary to its parent company outside of China are subject to PRC government control of currency conversion. We receive substantially all of our revenues in RMB. Under our current corporate structure, our income is primarily derived by our PRC subsidiary and its controlled affiliate. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange ("SAFE") by complying with certain procedural requirements. As profits and dividends are current account items, any revenue generated in the PRC may be paid to shareholders outside of the PRC as profit or dividends without prior approval from SAFE so long as we comply with certain procedural requirements. However, the PRC government may also, at its discretion, restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders. Our inability to obtain the required approvals for converting RMB into foreign currencies, any delays in receiving such approvals or any future restrictions on currency exchanges may restrict the ability of our PRC subsidiary to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy its foreign currency denominated obligations.
The Company currently intends to reinvest its earnings in expanding its operations and has no plans to pay any dividends in the immediate future.
Off Balance Sheet Transactions
We do not currently have any off-balance sheet arrangements.
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                            CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of September 30, 2015.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:
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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's system of disclosure controls and procedures was not effective as of September 30, 2015.
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

(a) Unregistered sales of equity securities
The Company did not effect any unregistered sale of securities during the second quarter of fiscal year 2016.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of fiscal year 2016.

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