Form 10-Q
period 2015-12-31
WINHA INTERNATIONAL GROUP LTD
filed 2016-02-22
CIK 1584057

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 333-191063

WINHA INTERNATIONAL GROUP LIMITED (Name of Registrant in its Charter)

Nevada	47-2450462
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

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

February 21, 2016
Common Voting Stock: 49,989,500

WINHA INTERNATIONAL GROUP LIMITED
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN U.S. $)
	December 31,	March 31,
	2015	2015
ASSETS	(Unaudited)

Current assets:		$
Cash and cash equivalents	$13,345,966	1,103,726
Accounts receivable	1,869,645	1,246,200
Inventory	1,490,382	2,621,655
Advances to suppliers	150,433	224,029
Prepaid expenses	29,972	145,524

Total current assets	16,886,398	5,341,134

Property, plant and equipment, net	630,502	391,313

Website - net	45,636	39,014

TOTAL ASSETS	$17,562,536	$5,771,461
See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN U.S. $) (CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2015	March 31, 2015
	(Unaudited)
Current liabilities:
Accounts payable	$389,429	$305,545
Convertible debt	539,000	-
Advances from customers	722,997	732,212
Taxes payable	1,781,307	480,539
Accrued expenses	120,344	66,026
Loan from stockholder	115,215	72,228

Total current liabilities	3,668,292	1,656,550

Stockholders' equity:
Common stock, $0.001 par value per share, 200,000,000 shares authorized; 49,989,500 shares issued and outstanding as of December 31, 2015 and March 31, 2015	49,990	49,990
Additional paid-in capital	3,482,583	2,666,582
Statutory reserve	1,219,794	252,053
Retained earnings	9,636,515	1,114,566
Other comprehensive (loss) income	(494,638)	31,720

Total stockholders' equity	13,894,244	4,114,911

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,562,536	$5,771,461
See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2015 AND 2014 (UNAUDITED) (IN U.S. $)
	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

Revenues	$11,458,651	$3,191,550	$26,855,768	$5,441,739
Cost of revenues	5,233,444	1,433,748	12,371,251	2,392,794

Gross profit	6,225,207	1,757,802	14,484,517	3,048,945

Operating expenses:
Selling and marketing	236,400	114,400	650,135	354,697
General and administrative	504,860	311,693	1,133,385	974,553

Total operating expenses	741,260	426,093	1,783,520	1,329,250

Income from operations	5,483,947	1,331,709	12,700,997	1,719,695

Other income (expense)	6,109	(5,966)	7,194	(13,891)

Income before provision for income taxes	5,490,056	1,325,743	12,708,191	1,705,804
Provision for income taxes	1,401,247	323,301	3,218,501	323,301

Net income	4,088,809	1,002,442	9,489,690	1,382,503
See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2015 AND 2014 (UNAUDITED) (IN U.S. $)
(CONTINUED)
	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

Other Comprehensive (loss) income:
Foreign currency translation adjustment	(279,514)	273	(526,358)	(97)

Total Comprehensive income	$3,809,295	$1,002,715	$8,963,332	$1,382,406

Earnings per common share, basic and diluted	$0.08	$0.02	$0.19	$0.03

Weighted average shares outstanding, basic and diluted	49,989,500	49,989,500	49,989,500	49,989,500
See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (IN U.S. $)
		Additional	Statutory		Other
	Common	Paid-in	Reserve	Retained	Comprehensive
	Stock	Capital	Fund	Earnings	Income	Total

Balance, March 31, 2015	$49,990	$2,666,582	$252,053	$1,114,566	$31,720	$4,114,911
Additional capital contribution from principal stockholders	-	816,001	-	-	-	816,001
Net income	-	-	-	9,489,690	-	9,489,690
Allocation to statutory reserve	-	-	967,741	(967,741)	-	-
Foreign currency translation adjustment	-	-	-	-	(526,358)	(526,358

Balance, December 31, 2015 (Unaudited)	$49,990	$3,482,583	$1,219,794	$9,636,515	$(494,638)	$13,894,244
See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2015 AND 2014 (UNAUDITED
(IN U.S. $)

	Nine Months Ended December 31,
	2015	2014

Cash flows from operating activities:
Net income	$9,489,690	$1,382,503
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	108,474	39,315
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(623,445)	(927,001)
Decrease (increase) in inventory	1,131,273	(1,863,268)
Decrease in advances to suppliers	73,596	-
Decrease (increase) in prepaid expenses	115,552	(72,919)
Increase in accounts payable	83,884	476,412
(Decrease) in deferred revenue	-	(6,264)
(Decrease) increase in advances from customers	(9,215)	5,864
Increase in taxes payable	1,300,201	352,877
Increase (decrease) in accrued expenses	78,973	(128,345)

Net cash provided by (used in) operating activities	11,748,983	(740,826)

Cash flows from investing activities:
Payments for website expansion	(7,569)	(16,633)
Purchase of fixed assets	(378,154)	(417,147)

Net cash (used in) investing activities	(385,723)	(433,780)
See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2015 AND 2014 (UNAUDITED)
(IN U.S. $) (CONTINUED)
	Nine Months Ended December 31,
	2015	2014

Cash flows from financing activities:
Proceeds from issuance of common stock	-	1,287,383
Proceeds from convertible debt	558,600	-
Additional capital contribution	816,001	-
Proceeds from stockholder loan	42,987	3,129

Net cash provided by financing activities	1,417,588	1,290,512

Effect of exchange rate changes on cash	(538,608)	(97)

Net change in cash	12,242,240	115,809
Cash, beginning of year	1,103,726	155,160

Cash, end of year	$13,345,966	$270,969

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-

Income taxes	$2,156,687	$193,793
Noncash financing activities:
Payment of accrued expenses and other payables by shareholder in the form of a loan	$26,345	$-
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
In May 2015, C&V International Company Limited, a wholly owned subsidiary of Winha International, set up a wholly owned subsidiary, Australia Winha Commerce and Trade Limited ("Australian Winha"), which has been inactive since inception.
The Company operates its business through Zhongshan Winha Electronic Commerce Company Limited ("Zhongshan Winha") which has two wholly owned limited liability subsidiaries, Zhongshan Supermarket Limited ("Zhongshan Supermarket") and Zhongshan Winha Catering Management Co., Ltd. ("Winha Catering"), as well as three incorporated branches. The Company had the controlling interest in Zhongshan Winha via its wholly owned subsidiary, Shenzhen Winha Information Technologies Company Ltd. ("Shenzhen Winha") through a series of contractual arrangements.
On November 27, 2015, Shenzhen Winha exercised its option, and the shareholders of Zhongshan Winha transferred their stock to Shenzhen Winha.  Upon the exercise of the option, Zhongshan Winha became a wholly owned subsidiary of Shenzhen Winha. The purchase price was $.16.  The following chart illustrates the Company's current corporate structure.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

1.       ORGANIZATION AND BUSINESS (CONTINUED)

Winha International Group Limited
(a Nevada company)
100%
C&V International Holding Company Limited
(a Cayman company)
100%
Winha Commerce and Trade, Ltd
(an Australia company,100% inactive)
Winha International Investment Holdings Company Limited
(a HongKong company)
Off-shore
100%
Shenzhen Winha Information Technology Company, Ltd
(a wholly foreign owned enterprise in PRC) (WFOE)
100%
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
Until November 27, 2015, the consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its VIE for which it is deemed the primary beneficiary.  On November 27, 2015, the VIE structure was terminated upon Shenzhen Winha exercising its option to purchase all of the registered equity of Zhongshan Winha.  Shenzhen Winha became the sole owner of Zhongshan Winha.  All significant inter-company accounts and transactions have been eliminated in consolidation.
All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars ("US Dollar" or "US$" or "$").

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Foreign Currency Translation
Almost all Company assets and operations are located in the PRC.  The functional currency for the majority of the Company's operations is the Renminbi ("RMB").  The Company uses the United States Dollar ("US Dollar" or "US$" or "$") for financial reporting purposes.  The financial statements of the Company have been translated into US dollars in accordance with FASB ASC 830, "Foreign Currency Matters."
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
The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:
	December 31, 2015	March 31, 2015

Balance sheet items, except for stockholders' equity, as of period end	0.1540	0.1632

	For the three months ended December 31,		For the nine months ended December 31,
	2015	2014	2015	2014

Amounts included in the statements of income, statement of changes in stockholders' equity and statements of cash flows for the period	0.1563	0.1628	0.1596	0.1624

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Foreign Currency Translation (continued)
For the three and nine months ended December 31, 2015 and 2014, foreign currency translation adjustments of $(279,514) and $273, respectively, and $(526,358) and $(97), respectively, have been reported as other comprehensive income (loss). Other comprehensive income (loss) of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, "Exceptions to Comprehensive Recognition of Deferred Income Taxes," the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.
Although government regulations now allow convertibility of the RMB for current account transactions, significant restrictions still remain.  Hence, such translations should not be construed as representations that the RMB could be converted into US dollars at that rate or any other rate.
The value of the RMB against the US dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. Any significant revaluation of the RMB may materially affect the Company's financial condition in terms of US dollar reporting. The PRC has devalued the RMB by approximately 3.5 % subsequent to June 30, 2015. Further devaluations could occur in the future.
Vulnerability Due To Operations in PRC
The Company's operations may be adversely affected by significant political, economic and social uncertainties in the PRC.  Although the PRC government has been pursuing economic reform policies for more than twenty years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC's political, economic and social conditions.  There is also no guarantee that the PRC government's pursuit of economic reforms will be consistent, effective or continue.  The growth rate in the PRC has recently started to narrow.

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
Prepaid Expenses
Prepaid expenses as of December 31, 2015 and March 31, 2015 mainly represent the prepayments of approximately $29,900 and $146,000, respectively for decoration expenses and pre-business expenses of the Company's new stores.
Advances from Customers
Advances from customers represents prepaid cards purchased by customers at our retail locations. We believe that prepaid cards are principally purchased for gift purposes and usually used quickly. Accordingly the Company records the related obligation as a current liability.
Advances from customers was $722,997 and $732,212 as of December 31, 2015 and March 31, 2015, respectively.
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
The Company has a website and ongoing website development costs of $45,636 and $39,014 as of December 31, 2015 and March 31, 2015, respectively.  The online sales platform is currently in use and the related costs are being amortized over five years. Amortization expense was $196 and $986, and $599 and $1,595 for the three and nine months ended December 31, 2015 and 2014, respectively.
Revenue Recognition
The Company recognizes revenue from the following channels:
1.
Retail stores - The Company recognizes sales revenue from its seven retail stores, net of sales taxes and estimated sales returns at the time it sells merchandise to the customer. Customer purchases of shopping cards are not recognized as revenue until the card is redeemed and the customer purchases merchandise by using the shopping card.

2.
Custom-made sales - The Company started "Custom-made" sales in August 2014. The target customers are commercial customers who can order online or in the Company's local stores and make full payment on site. All orders are forwarded to Zhongshan Winha immediately, which arranges the delivery. Revenue from the sale of products is recognized upon delivery to customers provided that there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, and the sales price is fixed and determinable. Revenue generated from custom-made sales was $6,839,914 and $1,875,615, respectively, for three months ended December 31, 2015 and 2014. Revenue generated from custom-made sales was $17,038,823 and $4,940,031, respectively, for nine months ended December 31, 2015 and 2014.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Revenue Recognition (continued)
3.	Franchise and management fees
During the quarter ended September 30, 2015, the Company commenced franchising the use of the Company's trademark, name identification and other business resources, in accordance with the agreement. The franchisee is required to to pay franchise fees and management fees to Zhongshan Winha. Franchise fee revenue from franchise sales is recognized only when all material services or conditions relating to the sale have been substantially performed or satisfied by the franchisor. The franchise and management fees recognized by the Company were $941,292 and $1,458,744 for the three and nine months ended December 31, 2015 and included in revenue.
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
Zhongshan Winha's return policy allows customers to return their merchandise in the original box and/or packaging within 7 days of purchase.  The Company has not experienced material returns.
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

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Fair Value of Financial Instruments (continued)
ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of December 31, 2015 and March 31, 2015, none of the Company's assets and liabilities were required to be reported at fair value on a recurring basis.  Carrying values of non-derivative financial instruments, including cash, accounts receivable, inventory, advances to suppliers, accounts payables and accrued expenses, and advances from customers approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.
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
In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer's payment history, its current credit-worthiness and current economic trends.  The Company considers all accounts receivable at December 31, 2015 and March 31, 2015 to be fully collectible and, therefore, did not provide an allowance for doubtful accounts.  For the periods presented, the Company did not write off any accounts receivable as bad debts.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Inventory
Inventory, comprised principally of merchandise and food products, is stated at the lower of cost or market.  The value of inventory is determined using the weighted average cost method.
The Company estimates an inventory allowance for excessive or unusable inventories.  Inventory amounts are reported net of such allowances, if any.  There was no allowance for excessive or unusable inventories as of December 31, 2015 and March 31, 2015.
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
The estimated useful lives for property, plant and equipment categories are as follows:
Furniture, fixtures and equipment	3 to 5 years
Leasehold improvements	Over the shorter of the remaining lease term or estimated useful life of the improvements.
Motor vehicles	5 years
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
Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on the de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with these tax positions.  As of December 31, 2015 and March 31, 2015, the Company did not record any liabilities for unrecognized income tax benefits.
The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:
United States
The Company is subject to United States tax at graduated rates from 15% to 35%.  No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three and nine months ended December 31, 2015 and 2014.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Income Taxes (continued)
Cayman Islands
C&V International Holdings Company Limited is incorporated in Cayman Islands and is governed by the income tax laws of the Cayman Islands.  According to current Cayman Islands income tax law, the applicable income tax rate for the Company is 0%.
Hong Kong
Winha International Investment Holdings Company Limited is incorporated in Hong Kong.  Pursuant to the income tax laws of Hong Kong, the Company is not subject to tax on non-Hong Kong source income.
PRC
Shenzhen Winha, Zhongshan Winha Electronic Commerce Company Limited together with Zhongshan Winha Catering Management Company Limited and Zhongshan Supermarket Limited are subject to an Enterprise Income Tax at 25% and each files its own tax return.
Australia
Winha Commerce and Trade Limited is incorporated in Australia.  Pursuant to the income tax laws of Australia, the Company is not subject to tax on non-Australian source income.
Net Income (Loss) Per Share
The Company computes net income (loss) per common share in accordance with FASB ASC 260, "Earnings Per Share" ("ASC 260").  Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding plus the effect of any potential dilutive shares outstanding during the period. There were no dilutive shares outstanding during the three and nine months ended December 31, 2015 and 2014.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for the period reflected in the accompanying consolidated statement of income and other comprehensive income.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Statutory Reserve
The Company's China-based subsidiaries and related entities are required to make appropriations of retained earnings for certain non-distributable reserve funds.
Pursuant to the China Foreign Investment Enterprises laws, the Company's China-based subsidiaries, are required to make appropriations from their after-tax profit as determined under generally accepted accounting principles in the PRC (the "after-tax-profit under PRC GAAP") to a general non-distributable reserve fund. Each year, at least 10% of each entities after-tax-profit under PRC GAAP is required to be set aside as a general reserve fund until  the fund equals 50% of the registered capital of the applicable entity.
The statutory reserve fund is restricted as to use and can only be used to set-off against losses, expansion of production and operations and increasing registered capital of the respective company. The fund is not allowed to be transferred to the Company in terms of cash dividends, loans or advances, nor is it allowed for distribution except under liquidation.
The required transfer to the statutory reserve fund was $420,360 and $967,741, respectively, for the three and nine months ended December 31, 2015.  The required transfer to the statutory reserve fund was $139,591 for the three and nine months ended December 31, 2014.
3.       RECENTLY ISSUED ACCOUNTING STANDARDS
In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016 and interim periods within that year. Early adoption is permitted. This accounting standard update is not expected to have a material impact on the Company's consolidated financial statements.
In September 2015, the FASB issued Accounting Standards Update ("ASU") 2015-16: Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"), which eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. This accounting standard update is not expected to have a material impact on the Company's consolidated financial statements.

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
In March 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-03 – Interest – Imputation of Interest (Subtopic 835-30). This ASU addressed the simplification of debt issuance costs presentation by presenting debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the debt, consistent with debt discounts or premiums. This accounting standard update is not expected to have a material impact on the Company's consolidated financial statements.
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

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

4.       PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are summarized as follows:
	December 31,	March 31,
	2015	2015

Furniture, fixtures and equipment	$437,020	$380,979
Leasehold improvements	17,864	18,908
Motor vehicles	355,510	71,658

	810,394	471,545
Less: Accumulated depreciation	(179,892)	(80,232)

	$630,502	$391,313
For the three months ended December 31, 2015 and 2014, depreciation expense was $34,469 and $24,988, respectively. For the nine months ended December 31, 2015 and 2014, depreciation expense was $107,875 and $37,720, respectively.
5.       LEASES
The Company leases its offices, warehouse and stores under operating leases expiring in various years through 2023.
The total future minimum lease payments as of December 31, 2015 are as follows:
Year Ending March 31,	Amount

2016	62,849
2017	250,411
2018	196,336
2019	165,770
2020	91,401
Thereafter	325,019

Total	$1,091,786
Rent expense was $61,589 and $44,968, and $188,546 and $94,864 for the three and nine months ended December 31, 2015 and 2014, respectively.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

6.       CONVERTIBLE NOTES
In May 2015, C&V International Company Limited, a wholly owned subsidiary of Winha International Group Limited, set up a wholly owned subsidiary, Australia Winha Commerce and Trade Limited ("Australian Winha"), which is inactive since inception.
On September 1, 2015, Australia Winha borrowed $534,675 (AUD$750,000) in the form of a twelve month convertible promissory note with no interest from an unrelated party . The note is convertible into 3,750,000 shares of Australian Winha at $0.14258 per share (AUD$0.20) and is convertible at the option of the Company. There was no beneficial conversion feature associated with this note. The due date of the note may be extended based upon mutual agreement of both parties.
7.       RELATED PARTY TRANSACTIONS
The Company obtained demand loans from the chairman of the board, which are non-interest bearing.  The loans of $115,215 and $72,228 as of December 31, 2015 and March 31, 2015, respectively, are reflected as loan from stockholder in the consolidated balance sheets.
8.       INCOME TAXES
The Company is required to file income tax returns in both the United States and the PRC.  Its operations in the United States have been insignificant and income taxes have not been accrued.
The provision for income taxes consisted of the following for the three and nine months ended December 31, 2015 and 2014. .
	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

Current	$1,401,274	$323,301	$3,218,501	$323,301
Deferred	-	-	-	-

	$1,401,274	$323,301	$3,218,501	$323,301

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

8.       INCOME TAXES (CONTINUED)
The following table reconciles the effective income tax rates with the statutory rates for the three and nine months ended December 31, 2015 and 2014, respectively:
	For the three months ended December 31,		For the nine months ended December 31,
	2015	2014	2015	2014

Statutory rate - PRC	25.0%	(25.0%)	25.0%	25.0%
Change in valuation allowance	-	1.0%	-	(6.0%)

Effective income tax rate	25.0%	24.0%	25.0%	19.0%
Deferred tax assets and liabilities are recognized for expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The laws of China permit the carry-forward of net operating losses for a period of five years. U.S. federal net operating losses can generally be carried forward twenty years.
Deferred tax assets are comprised of the following:
	December 31,	March 31,
	2015	2015

Net operating loss carryforwards	$187,915	$40,168
Inventory intercompany profit	7,695	20,760
Less: valuation allowance	(195,610)	(60,928)

Net deferred tax asset	$-	$-
At December 31, 2015 and March 31, 2015, the Company had unused operating loss carry-forwards of approximately $833,096 and $161,000 respectively, expiring in various years through 2019.  The Company has established a valuation allowance of $195,610 and $60,928 against the deferred tax asset related to net operating loss carry-forwards at December 31, 2015 and March 31, 2014, respectively, due to the uncertainty of realizing the benefit. The carryforwards are principally in Hong Kong and the United States.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

8.       INCOME TAXES (CONTINUED)
The Company's tax filings are subject to examination by the tax authorities.  The tax years for 2014 and 2013 remain open to examination by the tax authorities in the PRC.  The Company's U.S. tax returns are subject to examination by the tax authorities for the years ended March 31, 2015, 2014, 2013 and 2012. In August, 2015, the Company was assessed a penalty of $30,000 USD by the Internal Revenue Service for failure to file timely Form 5471's.  The appeal submitted by the Company is currently under the IRS's review and no decision has been made as of December 31, 2015.
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
10.     PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
The following is the condensed financial information of Winha International Group Limited only, the US parent, balance sheet as of March 31, 2015 and the related statements of income and cash flows for the twelve months ended March 31, 2015:
Condensed Balance Sheet
ASSETS	March 31, 2015

Investment in subsidiaries	$4,156,530

TOTAL ASSETS	$4,156,530

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

10.     PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION  (CONTINUED)
Condensed Balance Sheet (continued)
LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2015

Stockholder loans	$41,619

Stockholders' equity
Common stock, $0.0001 par value; 200,000,000 shares authorized; 49,989,500 shares issued and outstanding as of March 31, 2015	49,990
Additional paid-in capital	2,666,582
Statutory reserve	252,053
Retained earnings	1,114,566
Other comprehensive income	31,720

Total stockholders' equity	4,114,911

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,156,530
Condensed Statement of Income
Year Ended
March 31, 2015

Revenues
Share of earnings from investment in subsidiaries and VIE	$2,438,198

Operating expenses
General and administrative	(71,646)

Net income	$2,366,552

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

10.     PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (CONTINUED)
Condensed Statement of Cash Flows
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

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

10.     PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION  (CONTINUED)
Restricted Net Assets
Under PRC laws and regulations, the Company's PRC subsidiaries are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances.  The restricted net assets of the Company's PRC subsidiaries amounted to approximately $ 4,157,000 as of March 31, 2015.
The Company's operations and revenues are conducted and generated in the PRC, and all of the Company's revenues being earned and currency received are denominated in RMB.  RMB is subject to the foreign exchange control regulations in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC foreign exchange control regulations that restrict the Company's ability to convert RMB into US Dollars.

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
We operate our business in China through Zhongshan Winha. We expect that virtually all of our revenue will be derived from Zhongshan Winha. On August 1, 2013, our subsidiary, Shenzhen Winha, entered into a set of contractual agreements with Zhongshan Winha and its equity owners, including an exclusive business cooperation agreement, exclusive option agreement, loan agreement, share pledge agreement, power of attorney and spousal consents. Shenzhen Winha, through these arrangements, assumed operational control of Zhongshan Winha and became the primary beneficiary of those operations. As a result, Zhongshan Winha was considered a variable interest entity with respect to Shenzhen Winha and, as a result, the financial statements of Zhongshan Winha have been consolidated with our Company's financial statements. For more detailed information with respect to the contractual arrangements, see "Description of Business – Our Corporate History and Structure" in our Annual Report on Form 10-K filed on July 14, 2015.

The control of our operations through these contractual arrangements created risks for our business. If Zhongshan Winha and its shareholders failed to perform their obligations under the contractual arrangements, or if we suffered significant delay or other obstacles in the process of enforcing these contractual arrangements, or if legal remedies under PRC laws that we relied on were not available or effective, our business and operations could have been severely disrupted, which could have materially and adversely affected our results of operations and our ability to generate revenue in the PRC and could have damaged our reputation. Further, if the Company was deemed to have lost control of Zhongshan Winha, we would not have been able to continue to consolidate Zhongshan Winha's financial results. To avoid such risk, on November 27, 2015, Shenzhen Winha exercised its option to purchase the registered equity of Zhongshan Winha from the shareholders of Zhongshan Winha.  Upon the exercise of the purchase option, Zhongshan Winha became a wholly owned subsidiary of Shenzhen Winha.
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
Pursuant to the Share Transfer Agreement and Power of Attorney, Ms. Lai, who also had a controlling interest in Zhongshan Winha with ownership of 70.2% of its shares, was deemed to have retained a controlling interest in the combined entity, and the combined entity remained under common control. As a result, the Restructuring was accounted for as a combination of entities under common control.
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

•
Opening up more franchise stores. We commenced franchising in the beginning of July 2015. As of the quarter ended on December 31, 2015, we have thirteen franchise stores operating. We plan to sell more franchises.

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

Results of Operations

The following tables set forth key components of our results of operations during the three and nine months ended December 31, 2015 and 2014, and the percentage changes between 2015 and 2014.
Three months ended December 31, 2015

	December 31	December 31%
	2015	2014	Change
Revenue	$11,458,651	$3,191,550	259%
Cost of Goods Sold	(5,233,444)	(1,433,748)	265%
Gross profit	6,225,207	1,757,802	254%
Total operating expenses	741,260	426,093	74%
Income (loss) from operations	5,483,947	1,331,709	312%
Other income (expense)	6,109	(5,966)	202%
Income (loss) before provision for income taxes	5,490,056	1,325,743	314%
Provision for income taxes	1,401,247	323,301	333%
Net income (loss)	$4,088,809	$1,002,442	308%

Nine months ended December 31, 2015

	December 31	December 31%
	2015	2014	Change
Revenue	$26,855,768	$5,441,739	394%
Cost of Goods Sold	(12,371,251)	(2,392,794)	417%
Gross profit	14,484,517	3,048,945	375%
Total operating expenses	1,783,520	1,329,250	34%
Income (loss) from operations	12,700,997	1,719,695	639%
Other income (expense)	7,194	(13,891)	152%
Income (loss) before provision for income taxes	12,708,191	1,705,804	645%
Provision for income taxes	3,218,501	323,301	896%
Net income (loss)	9,489,690	1,382,503	586%

Revenue
We commenced operations during the quarter ended June 30, 2014, and recorded $118,749 in revenue for that quarter. By the end of that year, in the quarter ended December 31, 2015, our revenue had increased significantly to $3,191,550 due to the opening of new retail stores and the initiation of custom-made sales. Our revenue has continued to grow during fiscal year 2016, as recognition of our brand developed and we introduced additional revenue streams. In particular, during the summer of 2015 we have sold 13 franchises and recognized upfront franchising fees of $681,880 and $1,125,180, respectively, and $259,412 and $333,564, respectively, in monthly administrative fees during the three and nine months ended December 31, 2015.
During the three and nine months ended December 31, 2015, we had total revenue of $11,458,651 and $26,855,768, respectively, representing increases of 259% and 394% when compared with the three and nine months ended December 31, 2014, respectively. The following table shows the components of revenue:

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2015	2014	2015	2015
Retail Stores	$3,677,445	$1,315,935	$8,358,201	$501,708
Custom-made	6,839,914	1,875,615	17,038,823	4,940,031
Franchises	941,292	--	1,458,744	--
Total	$11,458,651	$3,191,550	$26,855,768	$5,441,739

Gross profit
Gross profit for the three and nine months ended December 31, 2015 increased dramatically to $6,225,207 and $14,484,517, respectively, due to the dramatic increase in revenue. Our gross margin in those periods increased to 54.3% and 53.9%, respectively, as compared to the 52% gross margin that we realized during the fiscal year ended March 31, 2015. The gross profit, excluding the franchise fee revenue, was 59.2% and 57.0% for the three and nine months ended December 31, 2015, respectively. We have been able to maintain a fairly stable gross profit from our principal operations. We expect our gross margin to change as additional revenue streams are added, although the direction will depend on the relative volume of high-margin revenue sources (e.g. custom made sales, franchising, online and mobile) versus lower margin sources (e.g. retail stores).

Operating Expenses
Selling expenses represent the labor cost for our marketing department and retail stores, as well as expenses directly related to our marketing efforts. Selling expenses for the three month period ended December 31, 2015 were $236,400, an increase of 112% over the comparable quarter of fiscal 2015; selling expenses for the nine month period ended December 31, 2015 were $650,135, representing a period-to-period increase of83%. Selling expenses increased primarily due to the expanded operations of our retail stores and the addition of one restaurant in fiscal year 2015. We expect our selling expenses to increase in proportion to the number of additional retail stores and restaurants that we open.
General and Administrative Expenses
General and administrative expenses for the three and nine month periods ended December 31, 2015 were $504,860 and $1,133,385, respectively,  representing an increase of 62% and 16%, respectively, from the comparable periods of fiscal year 2015. General and administrative expenses increased due to the significant expansion of our overall operations, including the introduction of franchise operations and  one restaurant. As we expand our operations, however, particularly as we initiate our multi-faceted marketing program, we expect general and administrative expenses to increase, reflecting the staffing requirements of more complex and expanded operations.
Net Income
After taking into account insignificant amounts of other income, we recorded pre-tax net income of $5,490,056 and $12,708,191 for the three and nine months ended December 31, 2015.  Corporate income in China is subject to income tax at a rate of 25%. After deducting the income tax, we had a net income of $4,088,809 and $9,489,690, respectively, representing increases of 308% and 586% over net income of $1,002,442 and $1,382,503 recorded during the three and nine months ended December 31, 2014.
Foreign Currency Translation Adjustment
Our reporting currency is the U.S. dollar. Our local currency, Renminbi, is our functional currency. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.    Statements of income and other comprehensive income and cash flows have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of our consolidated financial statements are recorded as other comprehensive income (loss).    Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three and nine months ended December 31, 2015 and 2014, foreign currency translation adjustments of $(279,514) and $273, respectively, and $(526,358) and $(97), respectively, have been reported as other comprehensive income (loss) in the consolidated statements of income and other comprehensive income (loss), respectively. The significant increase in the translation adjustments was due to the PRC's devaluation of their currency. Further devaluation could occur.

Liquidity and Capital Resources
As of December 31, 2015, the Company had cash and cash equivalent of $13,345,966, compared to $1,103,726 as of March 31, 2015. The increase of $12,242,240 in cash was principally due to (a) net income of $9,489,690 during the nine months plus a decrease in inventory of $1,131,273 and an increase in taxes payable of $1,300,201 resulting in net cash provided by operating activities of $11,748,983, (b) capital contributions by our stockholders totaling $816,001 and (c) proceeds from the sale by our Australian subsidiary of convertible debt for $558,600.
The following table summarizes our cash flows for the nine months ended December 31, 2015 and 2014:
	Nine months ended December 31, 2015	Nine months ended December 31, 2014
Net cash provided (used) by operating activities	$11,748,983	$(740,826)
Net cash (used in) investing activities	$(385,723)	$(433,780)
Net cash provided by financing activities	$1,417,588	$1,290,512

As noted, our shareholders made additional capital contributions of $816,001 during the nine months ended December 31, 2015. We also received loans of  $42,987 from a stockholder who paid our professional fees in the United States during the nine months ended December 31, 2015. In addition, our Australian subsidiary received $558,600 from the sale of convertible debt.
With the cash from operations and financing activities, we used $378,154 to purchase fixed assets - primarily the leasehold improvements in our new stores - and $7,569 to further develop our website, for a total of $385,723 in cash used in investing activities.
We had working capital of approximately $13,200,000 as of December 31, 2015, an increase of approximately $9,500,000 compared to March 31, 2015. The increase was principally the result of our net income during the nine month period.

It would be noted that substantially all of our cash and cash equivalents are in the PRC and subject to governmental restrictions on utilizing the cash outside of the PRC.
Our debt obligations at December 31, 2015 consisted of approximately $115,200 in stockholder loans and convertible debt of $540,000. Since our cash balance far exceeds our debt obligations, we believe that our capital resources will be adequate to fund our Company's operations for at least the next 12 months.
Off Balance Sheet Transactions
We do not currently have any off-balance sheet arrangements.
ITEM 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                            CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of December 31, 2015.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:
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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's system of disclosure controls and procedures was not effective as of December 31, 2015.

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

(a) Unregistered sales of equity securities
The Company did not effect any unregistered sale of securities during the third quarter of fiscal year 2016.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal year 2016.

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
WINHA INTERNATIONAL GROUP LIMITED.

Date: February 22, 2016	By:	/s/ Chung Yan Winnie Lan
Chung Yan Winnie Lan, Chief Executive Officer, Chief Financial and Accounting Officer