Form 10-Q/A
period 2015-12-31
WINHA INTERNATIONAL GROUP LTD
filed 2016-03-28
CIK 1584057

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

February 21, 2016
Common Voting Stock: 49,989,500

 Amendment No. 1
This amendment is being filed because the financial statements included in the initial filing did not reflect the proceeds obtained from the issue of convertible debt by the Company's Australian subsidiary in December 2015 of $4,793,276 (AU$6,750,000). Changes, to reflect that sale of securities, have been made in this amendment to the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows, Note 6 to the Consolidated Financial Statements, and the Liquidity and Capital Resources section of the Management's Discussion.

Except to correct the omission described above, no changes have been made to the filing, nor has it been updated. Events occurring subsequent to the filing date of the initial filing will be reflected in subsequent filings.

WINHA INTERNATIONAL GROUP LIMITED
QUARTERLY REPORT ON FORM 10-Q/A
FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN U.S. $)
	December 31,	March 31,
	2015	2015
ASSETS	(Unaudited)

Current assets:		$
Cash and cash equivalents	$18,206,668	1,103,726
Accounts receivable	1,869,645	1,246,200
Inventory	1,490,382	2,621,655
Advances to suppliers	150,433	224,029
Prepaid expenses	29,972	145,524

Total current assets	21,747,100	5,341,134

Property, plant and equipment, net	630,502	391,313

Website - net	45,636	39,014

TOTAL ASSETS	$22,423,238	$5,771,461
See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN U.S. $) (CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2015	March 31, 2015
	(Unaudited)
Current liabilities:
Accounts payable	$389,429	$305,545
Convertible debt	5,399,702	-
Advances from customers	722,997	732,212
Taxes payable	1,781,307	480,539
Accrued expenses	120,344	66,026
Loan from stockholder	115,215	72,228

Total current liabilities	8,528,994	1,656,550

Stockholders' equity:
Common stock, $0.001 par value per share, 200,000,000 shares authorized; 49,989,500 shares issued and outstanding as of December 31, 2015 and March 31, 2015	49,990	49,990
Additional paid-in capital	3,482,583	2,666,582
Statutory reserve	1,219,794	252,053
Retained earnings	9,636,515	1,114,566
Other comprehensive (loss) income	(494,638)	31,720

Total stockholders' equity	13,894,244	4,114,911

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,423,238	$5,771,461
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

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2015 AND 2014 (UNAUDITED)
(IN U.S. $) (CONTINUED)
	Nine Months Ended December 31,
	2015	2014

Cash flows from financing activities:
Proceeds from issuance of common stock	-	1,287,383
Proceeds from convertible debt	5,596,055	-
Additional capital contribution	816,001	-
Proceeds from stockholder loan	42,987	3,129

Net cash provided by financing activities	6,455,043	1,290,512

Effect of exchange rate changes on cash	(715,361)	(97)

Net change in cash	17,102,942	115,809
Cash, beginning of year	1,103,726	155,160

Cash, end of year	$18,206,668	$270,969

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-

Income taxes	$2,156,687	$193,793
Noncash financing activities:
Payment of accrued expenses and other payables by shareholder in the form of a loan	$26,345	$-
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
In May 2015, C&V International Company Limited, a wholly owned subsidiary of Winha International, set up a wholly owned subsidiary, Australia Winha Commerce and Trade Limited ("Australia Winha"), which has been inactive since inception.
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

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

6.       CONVERTIBLE NOTES
In May 2015, C&V International Company Limited ("C&V"), a wholly owned subsidiary of Winha International Group Limited, set up a wholly owned subsidiary, Australia Winha Commerce and Trade Limited ("Australia Winha"), which is inactive since inception (See Note 11).
On September 1, 2015, Australia Winha borrowed $528,008 (AUD$750,000) in the form of a twelve month convertible promissory note with interest at 6% per annum. The note is convertible into 750,000 shares of Australia Winha at $0.70401 per share (AUD$1.00) and is convertible at the option of the Company.
On December 17, 2015, Australia Winha borrowed another $4,793,276 (AUD$6,750,000) in the form of a twelve month convertible promissory note with interest at 6% per annum. The note is convertible into 6,750,000 shares of Australia Winha at $0.71012 per share (AUD$1.00) and is convertible at the option of the Company. There was no beneficial conversion feature associated with both notes. The due date of the notes may be extended based upon mutual agreement of both parties.
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

Liquidity and Capital Resources
As of December 31, 2015, the Company had cash and cash equivalent of $18,206,668, compared to $1,103,726 as of March 31, 2015. The increase of $17,102,942 in cash was principally due to (a) net income of $9,489,690 during the nine months plus a decrease in inventory of $1,131,273 and an increase in taxes payable of $1,300,201 resulting in net cash provided by operating activities of $11,748,983, (b) capital contributions by our stockholders totaling $816,001 and (c) proceeds from the sale by our Australian subsidiary of convertible debt for $5,399,702.
The following table summarizes our cash flows for the nine months ended December 31, 2015 and 2014:
	Nine months ended December 31, 2015	Nine months ended December 31, 2014
Net cash provided (used) by operating activities	$11,748,983	$(740,826)
Net cash (used in) investing activities	$(385,723)	$(433,780)
Net cash provided by financing activities	$6,455,043	$1,290,512

As noted, our shareholders made additional capital contributions of $816,001 during the nine months ended December 31, 2015. We also received loans of  $42,987 from a stockholder who paid our professional fees in the United States during the nine months ended December 31, 2015. In addition, our Australian subsidiary received $6,455,043 from the sale of convertible debt.
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
WINHA INTERNATIONAL GROUP LIMITED.

Date: March 25, 2016	By:	/s/ Chung Yan Winnie Lan
Chung Yan Winnie Lan, Chief Executive Officer, Chief Financial and Accounting Officer