Form 10-K
period 2016-03-31
WINHA INTERNATIONAL GROUP LTD
filed 2016-07-14
CIK 1584057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  333-191063

WINHA INTERNATIONAL GROUP LIMITED (Name of Registrant in its Charter)

Nevada	47-2450462
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

3rd Floor, No. 19 Changyi Road, Changmingshui Village Weguishan Town, Zhongshan City, P.R. China 528458
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐       Accelerated filer ☐      Non-accelerated filer ☐       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant's voting common stock held by non-affiliates computed by reference to the closing price as of the last business day of the quarterly period ended September 30, 2015 was $40,720,919.

As of July 14, 2016, the registrant had 49,989,500 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as "anticipate," "assume," "believe," "estimate," "expect," "goal," "intend," "plan," "project," "seek," "target," and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to certain factors that could cause actual results to differ materially from those anticipated in such statements.

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

PART I

 ITEM 1.     BUSINESS.

In this Annual Report on Form 10-K, the terms "Company," "we," "us," and "our" refer to Winha International Group Limited ("Winha International") and its subsidiaries, through which Winha International owns a 60% equity interest in a single operating company, Zhongshan Winha Electronic Commerce Company Limited ("Zhongshan Winha",) and Zhongshan Winha's several subsidiaries.

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

To date, our marketing has occurred exclusively in our retail stores, which were seven in number at the end of our last fiscal year, on March 31, 2016. During the current fiscal year, we expect to add several new retail stores, and during the next two years, we also plan to develop a multi-channel marketing program, which will include an online store and a mobile app. In this manner, we plan to become a source for specialty food products throughout China.

In the summer of 2015 we expanded the scope of our brand by initiating a franchising program. To date we have granted 26 franchises to stores that purchase food products from our suppliers and retail the products under our brand and trade dress. The franchisees pay us a start-up fee and monthly management fee for the right to participate in our franchise program.

Our Corporate History and Structure

Winha International was incorporated in Nevada on April 15, 2013. On August 1, 2013, we obtained control of Zhongshan Winha through a series of contracts (the "VIE Agreements") executed on August 1, 2013 by Zhongshan Winha, the equity-holders in Zhongshan Winha, and our subsidiary, Shenzhen Winha. The practical effect of the six VIE Agreements was to guarantee that any benefit or loss realized from the operations of Zhongshan Winha would be ultimately realized by our subsidiary, Shenzhen Winha Information Technology Company, Ltd. ("Shenzhen Winha"). Because Shenzhen Winha was to realize the ultimate benefit or loss from the operations of Zhongshan Winha, Zhongshan Winha was considered a variable interest entity with respect to Shenzhen Winha under U.S. accounting principles. For that reason, the balance sheet of Zhongshan Winha and its financial results have been consolidated with those of the Company since August 1, 2013.

On November 27, 2015 Shenzhen Winha exercised its option to purchase the registered equity of Zhongshan Winha for a price equivalent to US$0.16. Since that date, therefore, Zhongshan Winha has been a subsidiary of Winha International.

On May 24, 2016 we completed a reorganization of our subsidiaries, the purpose of which was to introduce an Australian subsidiary into our corporate structure, which will subsequently effect a public offering of its securities on the Australian Stock Exchange. Winha International owns only 60% of the outstanding shares in the Australian subsidiary. Therefore, the result of the reorganization was that our equity interest in Zhongshan Winha was reduced by 40%. That 40% interest was distributed to members of the Company's management, consultants to the Company's management, and suppliers to Zhongshan Winha.

After completion of the reorganization in May 2016, the following chart demonstrates our current corporate structure.

Products

With nearly 5,000 years of history and 56 ethnic groups, China is known for the variety of its cultures, in particular its diverse locally-produced specialty goods. As China covers almost 9.6 million square kilometers of land, the variation of climate and environment nourished many distinct local folk cultures and traditions that produced myriad local specialty goods.

Since the turn of the century, as the living standard in China has drastically improved, the demand for diversified consumer products has risen every year. Specialty goods, which reflect local cultures, history, and tradition, have become increasingly popular gifts for families and friends. However, due to factors such as limited business investment, incomplete infrastructure in certain rural areas, low brand awareness, lack of sales channels and ineffective marketing, the local specialty product business is still at its early stage.  In addition, with the goal to promote local cultures, China's State Council has been actively working to stimulate domestic demand for local specialty goods.

Our business was founded to meet the demand for local specialty goods, both fresh and manufactured. We rely on direct suppliers across the country to supply products to us. We have established supply relationship with 85 direct suppliers across 15 provinces of China. We expect that our product sourcing will expand in proportion with the expansion of our business.

During the past fiscal year, which ended on March 31, 2016, most of our best selling products were fresh produce, generally delivered direct from the farm to our customer. Our ten best selling products during fiscal year 2016 were:

Product	Sales Revenue
Mangosteen	$2,223,351
30-year Chenjishaodiaohuang Wine	863,461
Kiwi fruit	795,154
30-year Chenjishaodiaohuang Wine - gift box	783,569
American red pear	755,966
Pitaya fruit	745,968
Cucumis metuliferus	728,156
Taiwan sweet nectarine	659,681
Moon cake of Zunlong Yayue	642,134
Superfine gold pear	624,147

As the table indicates, our sales were dominated during the past fiscal year by fresh produce, most of which we sold to the hotel industry. However, three of the four products that generated the most sales were packaged goods, which shows the effect of our retail stores selling from inventory. By contrast, during fiscal year 2015 all ten of the best selling products were fresh produce. In the future, as we increase the number of our retail stores, our sales of packaged goods will increase as well.

On May 23, 2016 we entered into a sales contract with Shenzhen Zhongbai Supply Chaim Co., Ltd., which will import and deliver to us 3,000 boxes of honeycomb honey from Australia. We intend to highlight this product in our marketing to introduce the Chinese market to the special quality of Australian honey. Our expectation, then, is that sales of honeycomb honey will represent a growing portion of our revenue in the future.

Retail Distribution

We currently have seven retail stores - we expect to add more during the current fiscal year. Each store holds a variety of manufactured food products in inventory, and offers farm-to-kitchen delivery of a wide variety of fresh and manufactured food products. All orders placed at a retail store are filled from our central office, using our proprietary stock-sell-storage software system. This system enables us to find products for each store with the optimal delivery performance and best pricing, while also monitoring the inventory at each store and its sales performance.

During fiscal year 2016, only 22% of our revenue was the result of purchases of inventory located at a retail store. 71% was the result of custom orders placed at one of our retail stores. Most of these orders were placed by other business establishments, primarily hotels with restaurant services. In our standard relationship, the hotel has entered into a long-term purchase contract with our local retail store. As its needs develop, the hotel places orders with the local retail store by fax, phone or email.  The order is placed into our software system, and a purchaser at our central office sends a purchase order, usually with instructions for the supplier to deliver to the hotel at a designated time.

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

In April of 2015, we expanded the marketing channels by opening our Restaurant at 19 Changyi Road in Wuguishan. The purpose of the Restaurant is less food service than food sampling. Potential customers are invited to visit the Restaurant, where our staff of chefs will prepare foods using the produce and products available at our retail stores. In this manner, our customers can preview both the quality of our products and creative ideas for incorporating our products into the customers' menus. A small retail store is located onsite at the Restaurant, where customers can place orders for our products. However, we expect the Restaurant experience to yield sales throughout our system. With the success of the Restaurant in Wuguishan, we recently opened a catering business in Shaxi Town, Yunnan Province Our plan is to open additional restaurants during the current fiscal year.

Our proprietary software enables the administrative staff in our central office to monitor our stores and control inventory and cash flow efficiently. Although each point-of-purchase has its own bank account, all are integrated online, so that our finance department can monitor cash balances and cross-check against inventory turnover.

Franchises

We initiated our franchising program in the summer of 2015. Today we have 26 franchisees, each operating a single store under our trademark and trade dress. Our franchisees are geographically distributed as follows:

Class	City	Franchisees
First-Tier City	Shenzhen	1
	Guangzhou	4

Second-Tier City	Foshan	2
	Dongguan	4
	Shantou	2
	Zhuhai	4

Third-Tier City	Zhongshan	1
	Zhanjiang	4
	Jiangmen	3
	Huizhou	1

Each franchisee signs a Joint Cooperation Agreement with Zhongshan Winha for a term of five years, renewable on application. The agreement gives the franchisee the right and obligation to use Zhongshan Winha's trademarks and trade name to operate its store as part of Zhongshan Winha's unified operating system. The franchisee is required to purchase its inventory from the suppliers engaged by Zhongshan Winha, and to otherwise comply with management policies developed by Zhongshan Winha for its franchisees. The franchisee is required to pay to Zhongshan Winha an initial franchise fee and then a monthly management fee, both of which are determined by the class of city in which the franchisee is located and the size of its store:

Class	Franchise Fee (1x)	Floor Space	Management Fee (monthly)
First-Tier City	600,000 RMB ($93,000)	Up to 100 m2	70,000 RMB ($10,850)
		Up to 200 m2	80,000 RMB ($12,400)
		Up to 300 m2	100,000 RMB ($15,500)

Second-Tier City	550,000 RMB ($82,250)	Up to 100 m2	50,000 RMB ($7,750)
		Up to 200 m2	60,000 RMB ($9,300)
		Up to 300 m2	70,000 RMB ($10,850)

Third-Tier City	450,000 RMB ($69,750)	Up to 200 m2	40,000 RMB ($6,200)
		Up to 300 m2	50,000 RMB ($7,750)

Since initiating our franchise program in the summer of 2015 and through March 31, 2016, we recorded $3,055,692 in franchise and management fees. We intend to increase the number of franchised stores during fiscal 2017, and expect revenue from our franchise operations to represent an increasing portion of our total revenue.

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

•
Mobile Store. We unveiled the prototype for our mobile app at the end of August 2013. Our mobile app will be searchable on WeChat, a social network platform that was developed by Tencent and has gained its popularity among China-based smart phone users. We worked with a third-party developer in creating a sophisticated interface for the mobile app, and obtained a public account with WeChat that so that our mobile app can be searched and "friended" by the public at large. Our mobile app will have two segments: pages introducing local cultures throughout China and a virtual store that will provide exclusive deals, such as free samples and special discounted items.

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

On August 29, 2008, the SAFE issued the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or Circular 142. Pursuant to Circular 142, RMB capital derived from the settlement of a foreign-invested enterprise's foreign currency capital must be used within the business scope approved by the applicable government authority and cannot be used for domestic equity investment, unless specifically provided for otherwise. Documents certifying the purposes of the settlement of foreign currency capital into RMB, including a business contract, must also be submitted for the settlement of such foreign currency. In addition, foreign-invested enterprises may not change how they use such capital without the SAFE's approval and may not in any case use such capital to repay RMB loans if they have not used the proceeds of such loans. Violation of Circular 142 can result in severe penalties, including heavy fines as set forth in the Foreign Exchange Administration Rules. The SAFE promulgated a circular on November 9, 2010, or Circular 59, which tightens the regulation over settlement of net proceeds from overseas offerings like this offering and requires that the settlement of net proceeds must be consistent with the description in the prospectus for the offering. Furthermore, the SAFE promulgated the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses, or Circular 45, on November 9, 2011, which expressly restricts a foreign-invested enterprise from using RMB converted from its registered capital to provide entrusted loans or repay loans between non-financial enterprises. Circular 142, Circular 59 and Circular 45may significantly limit our ability to transfer the net proceeds from this offering to our PRC subsidiary and convert the net proceeds into RMB, which may adversely affect our liquidity and our ability to fund and expand our business in the PRC.

Regulation of Dividend Distributions

The principal regulations governing dividend distributions of wholly foreign owned companies include: the Companies Law (2005), the Wholly Foreign Owned Enterprise Law (2000), and the Wholly Foreign Owned Enterprise Law Implementing Rules (2001).

Under these regulations, wholly foreign owned companies in China may pay dividends only out of their accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. In addition, wholly foreign owned companies are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds, until the aggregate amount of these funds reaches 50% of the company's registered capital. Wholly foreign owned companies may, at their discretion, allocate a portion of their after-tax profits based on PRC accounting standards to staff benefits and bonus funds. These reserve funds and staff benefits and bonus funds are not distributable as cash dividends.

Regulations on Product Liability and Consumers Protection

Product liability claims may arise if the products sold have any harmful effect on the consumers. The injured party may claim for damages or compensation. The Product Quality Law of the PRC, which was enacted in 1993 and amended in 2000, strengthens the quality control of products and protects consumers' rights and interests. Under this law, manufacturers and distributors who produce or sell defective products may be subject to confiscation of earnings from such sales, revocation of business licenses and imposition of fines, and in severe circumstances, may be subject to criminal liability.

The Law of the PRC on the Protection of the Rights and Interests of Consumers was promulgated on October 31, 1993 and became effective on January 1, 1994 to protect consumers' rights when they purchase or use goods or services. All business operators must comply with this law when they manufacture or sell goods and/or provide services to customers.

The Tort Law of the PRC effective on July 1, 2010 requires that when the product defect endangers people's life or property, the injured party may hold the producer or the seller liable in tort and require that it remove obstacles, eliminate danger, or take other action. The Tort Law also requires that when a product is found to be defective after it is put into circulation, the producer and the seller shall give timely warnings, recall the defective product, or take other remedial measures.

Regulation of Franchise Operations

Article 7 of the Regulations on Administration of Commercial Franchise (State Council No. 485) requires that a franchisor, before initiating franchise operations, must operate at least two direct sale stores that have had continual operations for over one year, and must have the ability to provide operational guidance, technical support, business training, and related services to its franchisees. Zhongshan Winha met these requirements in the summer of 2015, when it initiated its franchise program.

Intellectual Property

Trademark

During fiscal 2016 our application for trademark protection for our Company's tradename, Winha, was approved by the Chinese government.

Domain Names

We have an Internet Content Provider License to use the domain name www.winha.com.

Employees

We currently have 153 employees, all of whom are employed full time. 37 of our employees are located in our central administrative offices; the remainder staff our stores and restaurants.

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

We May Not Be Able To Market Our Website and Mobile Store Successfully.

Once we establish a stable and comprehensive supply of specialty products across the country, we plan to launch a marketing campaign to fully promote and advertise our website and mobile store. The e-commerce industry is extremely competitive. Though very few, if any, specialize in local specialty goods, there are currently many general online shopping websites both in China and worldwide that sell local products.  An effective marketing plan will need to be executed in order to establish a loyal client base, and to get our website and mobile application known in the marketplace. If we fail to develop such an effective marketing plan, and if we are unable to market our website and mobile application successfully to consumers, we may not be able to sustain online business operations.

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

We May Be Subject to Product Liability Claims if People or Properties Are Harmed By the Products We Sell.

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

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management's attention.

Under the Enterprise Income Tax Law, We May Be Classified as a "Resident Enterprise" of China. Such Classification Will Likely Result in Unfavorable Tax Consequences to Us and Our Non-PRC Stockholders.

China passed a new Enterprise Income Tax Law, or the EIT Law, and its implementing rules, both of which became effective on January 1, 2008. Under the EIT Law, an enterprise established outside of China with "de facto management bodies" within China is considered a "resident enterprise," meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as "substantial and overall management and control over the production and operations, personnel, accounting, and properties" of the enterprise.

On April 22, 2009, the State Administration of Taxation of China (the "SAT"), issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation to offshore entities controlled by a Chinese enterprise or group. Further to the Notice, the SAT issued the Administrative Measures for Enterprise Income Tax on Chinese-controlled Offshore Incorporated Resident Enterprises (Trial) on July 27, 2011, or Bulletin No. 45, which took effect on September 1, 2011, to provide more guidance on the implementation of the Notice. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a "non-domestically incorporated resident enterprise" if (i) its senior management in charge of daily operations perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate stamps, board and stockholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often reside in China. The Bulletin No. 45 provides clarification on the resident status determination, post-determination administration and competent tax authorities. It also specifies that when provided with a copy of PRC resident determination certificate from a Chinese-controlled offshore-incorporated resident enterprise, the payer should not withhold 10% income tax when paying certain Chinese-sourced income such as dividends, interest and royalties to the Chinese-controlled offshore-incorporated resident enterprise. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC stockholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise controlled by a Chinese natural person. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

If the PRC tax authorities determine that we are a "resident enterprise" for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Currently, we do not have any non-China source income. Second, under the EIT Law and its implementing rules, dividends paid to us from our PRC subsidiary would qualify as "tax-exempt income." Finally, it is possible that future guidance issued with respect to the new "resident enterprise" classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of "resident enterprise" treatment for the 2013 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a "resident enterprise" by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

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

Fluctuation in the Value of the RMB May Have a Material Adverse Effect on the Value of Your Investment.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. Provisions on Administration of Foreign Exchange, as amended in August 2008, further changed China's exchange regime to a managed floating exchange rate regime based on market supply and demand. From 2008 to 2015 the exchange rate between the RMB and the U.S. dollar remained relatively stable. Since September of 2015, however, the Chinese government has reduced the value of the RMB three times, for an aggregate reduction of almost four percent. Substantially all of our revenues and costs are denominated in RMB, and a significant portion of our financial assets are also denominated in RMB. We principally rely on dividends and other distributions paid to us by our subsidiary in China. Any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our ordinary shares in U.S. dollars. Any fluctuations of the exchange rate between the RMB and the U.S. dollar could also result in foreign currency translation losses for financial reporting purposes.

PRC Regulations Relating to the Establishment of Offshore Special Purpose Companies by PRC Residents May Subject Our Potential PRC Resident Shareholders to Penalties and Limit Our Ability to Inject Capital Into Our PRC Subsidiary, Limit Our PRC Subsidiary's Ability to Distribute Profits to Us, or Otherwise Adversely Affect Us.

The SAFE has promulgated several regulations, including the Notice on Relevant Issues Concerning Foreign Exchange Administration for Domestic Residents' Financing and Roundtrip Investment through Offshore Special Purpose Vehicles, or Circular 75, effective on November 1, 2005 and its implementation rules. These regulations require PRC residents and PRC companies to register with local branches of the SAFE before SPVs conduct any overseas financing, have any change in equity interest, conduct any round-trip investments or have any other material changes in capital or equity interest in SPVs. An amendment to registration or filing with the local SAFE branch by such PRC residents or PRC companies is also required for the injection of equity interests or assets of an onshore enterprise in the offshore special purpose company or overseas funds raised by such offshore company, or any other material change involving a change in the capital of the offshore special purpose company.  Any PRC resident shareholders holding direct or indirect interest in our company may be subject to Circular 75 and its implementation rules. Failure by any such PRC residents to comply with Circular 75 and its implementation rules could subject themselves to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our ability to inject capital into our PRC subsidiary, limit our PRC subsidiary's ability to distribute profits to us or affect our ownership structure, which could adversely affect our business and prospects.

Risks Related To Our Securities

The Company's Shares Currently Trade for Less Than $5.00 Per Share, and Thus are a Penny Stock. Trading in Penny Stocks Has Many Restrictions and These Restrictions Could Severely Affect the Price and Liquidity of the Company's Shares.

Since commencing trading in August 2014, our stock has traded below $5.00 per share. Our stock, therefore, is known as a "penny stock", which is subject to various regulations involving disclosures to be given to you prior to the purchase of any penny stock. The SEC has adopted regulations which generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker/dealer must make a special suitability determination for the purchase of these securities. In addition, the broker/dealer must receive the purchaser's written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them. These disclosures require a potential purchaser to acknowledge that he understands the risks associated with buying penny stocks and that he can absorb the loss of his entire investment. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stock is often volatile and you may not be able to buy or sell the stock when you want to.

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

Our management lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Our management has never been responsible for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including establishing and maintaining internal controls over financial reporting.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.           PROPERTIES.

Our principal executive office is located at Suite 3F of the Tianbo Office Building, No. 19 Changyi Road, Changmingshui Industry District, Wuguishan, China. The property at this location is leased by the Company, at monthly rental expenses of RMB 13,710 (approximately $2,117) with 10% annual increases, for a term of ten years ending June 30, 2025.

Our subsidiaries now lease commercial space for our seven retail stores and one restaurant, as follows:

Subsidiary	Location	Sq. Meters
Zhongshan Winha	P89, First Floor, No. 17, Chancheng District, Foshan City	124
Sanshui Branch, LLC	5-7 Eastern Seven, Eastern First, Yahao Ju, Dexing Rd, Xi'nan St., Sanshui District, Foshan City	118
Shunde Branch, LLC	8,9,10 Third Jinghong Bldg., Taigen Rd., Yulu Neighborhood Committee, Shunde District, Foshan City	229
Zhongshan Supermarket Ltd.	Card 5,6 Dongming Rd., No. 27, Shiqi District, Zhongshan City	197
Xiaolan Branch, LLC	The Second Street Shop, No. 10 Guangyuan Northern Road, Xiaolan Town, Zhongshan City	106
Guangzhou Branch, LLC	Shop 40, Xinyue Mingzhu Park, Panyu District, Guangzhou City	118
Dongguan Branch, LLC	Shop 108, A107, Fuhuayuan, Dongtai Garden, Dongtai Community, Dongcheng District, Dongguan City	277
Zhongshan Winha Catering Management Co., Ltd.	Floors 1 and 2, Tianbo Bldg., B Factory, No. 19 Changyi Rd., Changmingshui Industrial Park, Wuguishan	--

We currently do not own any real property.

ITEM 3.           LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 4.           MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been listed for quotation on the OTC Pink Market since August 14, 2014.  It is currently listed under the symbol "WINH."  The following table sets forth for the respective periods indicated the prices of the common stock, as reported by the OTC Pink Market.  Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

	Bid
Quarter Ending	High	Low
September 30, 2014	$2.60	$2.10
December 31, 2014	$3.35	$2.60
March 31, 2015	$3.35	$2.75

June 30, 2015	$2.75	$2.75
September 30, 2015	$2.75	$2.75
December 31, 2015	$2.75	$2.75
March 31, 2015	$3.75	$2.75
Holders

As of June 30, 2016, there were 411 holders of record of our common stock.

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

ITEM 6.           SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Events Affecting Consolidation
We operate our business in China through Zhongshan Winha. We expect that virtually all of our revenue will be derived from Zhongshan Winha. On August 1, 2013, our subsidiary, Shenzhen Winha, entered into a set of contractual agreements with Zhongshan Winha and its equity owners, including an exclusive business cooperation agreement, exclusive option agreement, loan agreement, share pledge agreement, power of attorney and spousal consents. Shenzhen Winha, through these arrangements, assumed operational control of Zhongshan Winha and became the primary beneficiary of those operations. As a result, Zhongshan Winha was considered a variable interest entity with respect to Shenzhen Winha and, as a result, from August 1, 2013 through November 27, 2015, the financial statements of Zhongshan Winha were consolidated with our Company's financial statements.
The control of our operations through these contractual arrangements created risks for our business. If Zhongshan Winha and its shareholders failed to perform their obligations under the contractual arrangements, or if we suffered significant delay or other obstacles in the process of enforcing these contractual arrangements, or if legal remedies under PRC laws that we relied on were not available or effective, our business and operations could have been severely disrupted, which could have materially and adversely affected our results of operations and our ability to generate revenue in the PRC and could have damaged our reputation. To avoid such risk, on November 27, 2015, Shenzhen Winha exercised its option to purchase the registered equity of Zhongshan Winha from the shareholders of Zhongshan Winha.  Upon the exercise of the purchase option, Zhongshan Winha became a wholly owned subsidiary of Shenzhen Winha. The financial statements of Zhongshan Winha remain consolidated with our Company's financial statements, but now as a subsidiary.
In May 2015, C&V International Company Limited ("C&V"), a wholly owned subsidiary of Winha International, set up a wholly owned subsidiary, Australia Winha Commerce and Trade Limited ("Australian Winha"). In February 2016, Sanmei International Investment Co., Ltd ("Sanmei Investment"), a company incorporated in Anguilla on April 23, 2013, transferred 100% of its shares to Winha International Group Limited. Winha International Group Limited then transferred the shares of its wholly owned subsidiary, C&V, to Sanmei Investment.
In March 2016, C&V transferred the shares of Australian Winha to Sanmei Investment. Subsequently, Sanmei Investment transferred 29% of the outstanding shares of Australian Winha to persons and entities who were either affiliates of, or consultants to,  the Company (5% to Beijing Ruihua Future, 5% to Donghe Group, 7% to Zhuowei Zhong, 5% to Xinxi Zhong, 4% to Zhifei Huang and 3% to Chun Yan Winne Lam), and transferred 11% of the shares of Australian Winha to persons who are  suppliers to Zhongshan Winha. The effect of above transaction reduced the interest of the Company in its Australian subsidiary, and indirectly in Zhongshan Winha, by 40%.

Results of Operations

The following tables set forth key components of our results of operations during the years ended March 31, 2016 and 2015, and the percentage changes between 2016 and 2015.

Years ended March 31, 2016 and 2015

	March 31,	March 31,	%
	2016	2015	Change
Revenue	$42,442,485	$9,023,642	370%
Cost of Goods Sold	(19,992,753)	(4,326,754)	362%
Gross profit	22,449,732	4,696,888	378%
Total operating expenses	26,098,078	1,576,587	1,555%
Income (loss) from operations	(3,648,346)	3,120,031	(217%)
Income (loss) before provision for income taxes	(3,722,845)	3,106,080	(220%)
Provision for income taxes	4,542,327	739,528	514%
Net income (loss)	(8,265,172)	2,366,552	(449%)

Revenue
We commenced operations during the quarter ended June 30, 2014, and recorded $118,749 in revenue for that quarter. By the year ended March 31, 2015, our revenue had increased significantly to $9,023,642 due to the opening of new retail stores and the initiation of custom-made sales. Our revenue continued to grow during fiscal year 2016, as recognition of our brand developed and we introduced additional revenue streams. In particular, during the year ended March 31, 2016 we sold 26 franchises and recognized revenue of $3,055,692, consisting of upfront franchise fees and monthly administrative fees.

During the year ended March 31, 2016, we had total revenue of $42,442,485, representing an increase of 370% when compared with the year ended March 31, 2015. The following table shows the components of revenue:

	March 31	March 31
	2016	2015
Retail stores	$9,442,843	$808,578
Custom-made	29,943,950	8,215,064
Franchises	3,055,692	-
Total	$42,442,485	$9,023,642

Gross profit
Gross profit for the year ended March 31, 2016 increased dramatically to $22,449,732 due to the dramatic increase in revenue. Our gross margin increased to 53% as compared to the 52% gross margin that we realized during the fiscal year ended March 31, 2015. However, gross profit, excluding franchise-related revenue, was only 47% for the fiscal year ended March 31, 2016. The reduction reflected the increased portion of our revenue attributable to our retail stores, which have lower margins than our custom-made sales.  We expect our gross margin to change as additional revenue streams are added, although the direction will depend on the relative volume of high-margin revenue sources (e.g. custom made sales, franchising, online and mobile) versus lower margin sources (e.g. retail stores).

Operating Expenses
Selling Expenses
Selling expenses represent the labor cost for our marketing department and retail stores, as well as expenses directly related to our marketing efforts. Selling expense for the fiscal year ended March 31, 2016 was $2,492,594, an increase of 341% over fiscal 2015. Selling expenses increased primarily due to the expanded operations of our retail stores and the addition of a restaurant in fiscal year 2016. We expect our selling expenses to increase in proportion to the number of additional retail stores and restaurants that we open.
General and Administrative Expenses
General and administrative expenses for the fiscal year ended March 31, 2016 totaled $23,605,484, representing an increase of 2,233% from fiscal year 2015. The increase was due to a stock compensation expense of $21,882,816 that we incurred when we distributed 40% of Australian Winha (and, indirectly, 40% of Zhongshan Winha) to persons who are either affiliates of the Company, consultants to the Company, or suppliers to Zhongshan Winha. Excluding the stock compensation expense, general and administrative expenses increased by only 70%, which was due to the expansion of our overall operations, including the introduction of franchise operations and two restaurants. As we expand our operations, however, particularly as we initiate our multi-faceted marketing program, we expect general and administrative expenses to increase, reflecting the staffing requirements of more complex and expanded operations.
Net Income
After taking into account insignificant amounts of other income and other expenses, we recorded pre-tax net income (loss) of $(3,722,845) and $3,106,080 for the years ended March 31, 2016 and 2015, respectively.  Corporate income in China is subject to income tax at a rate of 25%. Our provision for income taxes was $4,542,327 and $739,528 for the years ended March 31, 2016 and 2015, respectively, primarily representing the enterprise income tax on the income of our Chinese operating entity. After deducting the income tax, we had a net income (loss) before non-controlling interests of $(8,265,172) and $2,366,552, respectively, during the years ended March 31, 2016 and 2015, respectively. However, because of the 40% of  Australian Winha that we do not own, we are required to allocate 40% of the net income (loss) realized by Australian Winha and its subsidiaries to the non-controlling interest. As a result, net income attributed to the non controlling interests was $3,039,948 and $0 for the years ended March 31, 2016 and 2015, respectively. Our net income (loss) attributable to the common stockholders of the Company (i.e. after the allocation to the non-controlling interest) was $(11,315,120), representing $(0.23) per share and $2,366,552, representing $0.05 per share, for the years ended March 31, 2016 and 2015, respectively.

Foreign Currency Translation Adjustment
Our reporting currency is the U.S. dollar. Our local currency, Renminbi, is our functional currency. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.    Statements of income and other comprehensive income and cash flows have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of our consolidated financial statements are recorded as other comprehensive income (loss).    Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the years ended March 31, 2016 and 2015, foreign currency translation adjustments of $(414,183) and $31,732, respectively, have been reported as other comprehensive income (loss) in the consolidated statements of income and other comprehensive income (loss), respectively. The significant increase in the translation adjustments was due to the PRC's devaluation of their currency. Further devaluation could occur.

Liquidity and Capital Resources
As of March 31, 2016, the Company had cash and cash equivalent of $21,548,630, compared to $1,103,726 as of March 31, 2015. The increase of $20,444,904 in cash was principally due to (a) $16,083,400 in net cash provided by operating activities, (b) additional capital contributions by our stockholders totaling $816,001, and (c) proceeds from the sale by our Australian subsidiary of convertible debt for $5,537,359.
The following table summarizes our cash flows for the fiscal years ended March 31, 2016 and 2015:

	Year ended March 31, 2016	Year ended March 31, 2015
Net cash provided (used) by operating activities	$16,083,400	$(581,512)
Net cash (used in) investing activities	$(1,717,335)	$(449,056)
Net cash provided by financing activities	$6,546,019	$1,924,769

The net loss of $(8,265,172) that we incurred in fiscal 2016 was primarily attributable to the $21,882,816 stock compensation expense that we incurred when we distributed 40% of the equity in our Australian subsidiary to affiliates, consultants and suppliers. Disregarding that expense, our operations yielded $13,617,644 in net income, which provided cash totaling $16,083,400, as we decreased our inventory balance by $1,097,696 and increased our taxes payable account by $1,203,370.
As noted, our shareholders made additional capital contributions of $816,001 during the fiscal year ended March 31, 2016. We also received loans of $404,971 from a stockholder who paid our professional fees in the United States and in Australia during the year. In addition, our Australian subsidiary received $5,537,359 from the sale of convertible debt.
With the cash from operations and financing activities, we used $1,705,551 to purchase fixed assets - primarily the leasehold improvements in our new stores and restaurants, $10,234 to further develop our website and $1,550 to acquire our subsidiary, for a total of $1,717,335 in cash used in investing activities.

We had working capital of approximately $16,000,000 as of March 31, 2016, an increase of approximately $12,300,000 compared to March 31, 2015. The increase was principally the result of the cash provided by operations and from the convertible debt issued by our Australian subsidiary.
Our debt obligations at March 31, 2016 consisted of $477,199 in stockholder loans payable on demand and convertible debt of $5,435,466, which is due during fiscal year 2017. Since our cash balance far exceeds our debt obligations, we believe that our capital resources will be adequate to fund our Company's operations for at least the next 12 months.
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
 Current PRC regulations permit our PRC subsidiaries to pay dividends to us. However, payment of dividends is subject to applicable regulatory requirements. Furthermore, cash transfers from our PRC subsidiaries to their parent companies outside of China are subject to PRC government control of currency conversion. We receive substantially all of our revenues in RMB. Under our current corporate structure, our income is primarily derived by our PRC subsidiaries. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange ("SAFE") by complying with certain procedural requirements. As profits and dividends are current account items, any revenue generated in the PRC may be paid to shareholders outside of the PRC as profit or dividends without prior approval from SAFE so long as we comply with certain procedural requirements. However, the PRC government may also, at its discretion, restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders. Our inability to obtain the requisite approvals for converting RMB into foreign currencies, any delays in receiving such approvals or any future restrictions on currency exchanges may restrict the ability of our PRC subsidiary to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy its foreign currency denominated obligations.
The Company currently intends to reinvest its earnings in expanding its operations and currently has no plans to pay any dividends.
 Critical Accounting Policies and Estimates
In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the year ended March 31, 2016, there were no estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.
Impact of Accounting Pronouncements
There were no recent accounting pronouncements that have or will have a material effect on the Company's financial position or results of operations.

Off Balance Sheet Transactions
We do not currently have any off-balance sheet arrangements.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Consolidated Financial Statements

Page

F-20	Report of Independent Registered Public Accounting Firm

F-21	Consolidated Balance Sheets as of March 31, 2016 and 2015.

F-23	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended March 31, 2016 and 2015.

F-25	Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the Years Ended March 31, 2016 and 2015.

F-26	Consolidated Statements of Cash Flows for the Years Ended March1, 2016 and 2015.

F-28 to F-48	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Winha International Group Limited and subsidiaries

We have audited the accompanying consolidated balance sheets of Winha International Group Limited and subsidiaries (the "Company") as of March 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the two year period ended March 31, 2016.  These consolidated financial statement are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winha International Group Limited and subsidiaries as of March 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the two year period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wei, Wei & Co., LLP
Flushing, NY
July 13, 2016

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN U.S. $) (CONTINUED)
MARCH 31, 2016 AND 2015

ASSETS
	2016	2015
Current assets:
Cash and cash equivalents	$21,548,630	$1,103,726
Accounts receivable	1,417,860	1,246,200
Inventory	1,523,959	2,621,655
Advances to suppliers	151,230	224,029
Prepaid expenses	174,010	145,524
Deferred tax assets	32,810	-

Total current assets	24,848,499	5,341,134

Property, plant and equipment, net	1,847,977	391,313

Website - net	45,676	39,014

Deferred registration cost	212,312	-

TOTAL ASSETS	$26,954,464	$5,771,461

See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN U.S. $) (CONTINUED)
MARCH 31, 2016 AND 2015

LIABILITIES AND STOCKHOLDERS' EQUITY	2016	2015

Current liabilities:
Accounts payable	$208,866	$305,545
Convertible debt	5,435,466	-
Advances from customers	769,814	732,212
Taxes payable	1,683,909	480,539
Accrued expenses	246,387	66,026
Loan from stockholder	477,199	72,228

Total current liabilities	8,821,641	1,656,550

Stockholders' equity:
Common stock, $0.001 par value per share, 200,000,000 shares authorized; 49,989,500 shares issued and outstanding as of March 31, 2016 and 2015	49,990	49,990
Additional paid-in capital	21,626,775	2,666,582
Statutory reserve	497,443	252,053
Retained earnings (deficit)	(11,096,421)	1,114,566
Other comprehensive (loss) income	(230,584)	31,720

Sub-total	10,847,203	4,114,911

Noncontrolling interests	7,285,620	-

Total stockholders' equity	18,132,823	4,114,911

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,954,464	$$5,771,461

See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015 (IN U.S. $)

	Year Ended March 31,	Year Ended March 31,
	2016	2015

Revenues	$42,442,485	$9,023,642
Cost of goods sold	19,992,753	4,326,754

Gross profit	22,449,732	4,696,888

Operating expenses:
Selling and marketing	2,492,594	564,815
General and administrative	23,605,484	1,011,772

Total operating expenses	26,098,078	1,576,587

(Loss) income from operations	(3,648,346)	3,120,301

Other income (expense):
Other income	25,256	2,809
Other (expenses)	(99,755)	(17,031)

Total other income (expenses)	(74,499)	(14,221)

(Loss) income before provision for income taxes	(3,722,845)	3,106,080
Provision for income taxes	4,542,327	739,528

Net (loss) income before noncontrolling interests	(8,265,172)	2,366,552
Noncontrolling interests	3,039,948	-

Net income (loss) attributable to common stockholders	$(11,305,120)	$2,366,552

(Loss) earnings per common share, basic and diluted	$(0.23)	$0.05

Weighted average shares outstanding, basic and diluted	49,989,500	49,989,500

See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE YEARS ENDED MARCH 31, 2016 AND 2015 (IN U.S. $) (CONTINUED)

	Year Ended March 31,	Year Ended March 31,
	2016	2015

Comprehensive (loss) income:
Net (loss) income	$(8,265,172)	$2,366,552
Foreign currency translation adjustment	(414,183)	31,732

Comprehensive income (loss)	(8,679,355)	2,398,284
Comprehensive income attributable to noncontrolling interests	2,873,992	-

Comprehensive (loss) income attributable to common stockholders	$(11,553,347)	$2,398,284

See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Other Comprehensive (loss)	Statutory Reserve Fund	Non- controlling Interests	Total

Balance, March 31, 2014	$49,990	$810,495	$(999,933)	$(12)	$-	$3,546	$(135,914)

Additional capital contribution from principal stockholders	-	1,859,029	-	-	-	-	1,859,029

Net income	-	-	2,114,499	-	252,053	-	2,366,552

Purchase of non- controlling interests	-	(2,942)	-	-	-	(3,546)	(6,488)

Foreign currency translation adjustment	-	-	-	31,732	-	-	31,732

Balance, March 31, 2015	$49,990	$2,666,582	$1,114,566	$31,720	$252,053	$-	$4,114,911

Additional capital contribution from principal stockholder	-	816,001	-	-	-	-	816,001
Acquisition of VIE noncontrolling interest	-	(1,550)	-	-	-	-	(1,550)
Subsidiary stock issued for compensation	-	21,882,816	-	-	-	-	21,882,816
Reclassification for issuance of subsidiary stock for compensation	-	(3,737,074)	(559,656)	(14,077)	(100,821)	4,411,628	-
Net (loss) income	-	-	(11,305,120)	-	-	3,039,948	(8,265,172)
Appropriation of statutory reserve	-	-	(346,211)	-	346,211	-	-
Other comprehensive (loss)	-	-	-	(248,227)	-	(165,956)	(414,183)

Balance, March 31, 2016	$49,990	$21,626,775	$(11,096,421)	$(230,584)	$497,443	$7,285,620	$18,132,823

See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2016 AND 2015 (IN U.S. $)

	Years Ended March 31,
	2016	2015

Cash flows from operating activities:
Net (loss) income	$(8,265,172)	$2,366,552
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	203,564	80,385
Stock Compensation	21,882,816	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(171,660)	(1,040,596)
Decrease (increase) in inventory	1,097,696	(2,580,401)
Decrease (increase) in advances to suppliers	72,799	(224,029)
(Increase) in prepaid expenses	(28,486)	(145,186)
(Increase) in deferred tax assets	(32,810)	-
(Decrease) increase in accounts payable	(96,679)	303,074
(Increase) in deferred revenue	-	(6,264)
Increase in advances from customers	37,602	298,929
Increase in taxes payable	1,203,370	481,106
Increase (decrease) in accrued expenses	180,360	(115,082)

Net cash provided by (used in) operating activities	16,083,400	(581,512)

Cash flows from investing activities:
Acquisition of subsidiary	(1,550)	-
Payments for website expansion	(10,234)	(32,290)
Purchase of fixed assets	(1,705,551)	(416,766)

Net cash (used in) investing activities	(1,717,335)	(449,056)

See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2016 AND 2015 (IN U.S. $) (CONTINUED)

	Years Ended March 31,
	2016	2015

Cash flows from financing activities:
Proceeds from convertible debt	5,537,359	-
Purchase of non-controlling interest	-	(6,488)
Additional capital contribution	816,001	1,859,029
Proceeds from stockholder loan-net	404,971	72,228
Deferred registration costs	(212,312)	-

Net cash provided by financing activities	6,546,019	1,924,769

Effect of exchange rate changes on cash	(467,180)	54,365

Net change in cash	20,444,904	948,566
Cash, beginning of year	1,103,726	155,160

Cash, end of year	$21,548,630	$1,103,726

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-

Income taxes	$3,568,799	$395,723

Noncash financing activities:
Payment of accrued expenses and other payables by shareholder in the form of a loan	$41,328	$41,619

See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)
MARCH 31, 2016 AND 2015

1.            ORGANIZATION AND BUSINESS

Winha International Group Limited ("Winha International") was incorporated in Nevada on April 15, 2013.  The subsidiaries of the Company and their principal activities are described as follows:
Winha International and its subsidiaries are collectively referred to as the "Company". The Company retails local specialty products from different regions across China through its seven self-operated physical stores.  The stores are supplemented by two restaurants, the first of which the Company opened in April 2015. In addition, the Company has granted 26 franchises to use the Company's tradename, store dress, other resources. The Company plans to open additional stores and restaurants and add additional franchisees during fiscal 2017. The Company also plans to develop its website and mobile store, as it expands its sales platform. The Company's business model utilizes a multi-channel shopping platform to sell locally-produced food, beverages, and arts and crafts that are well-known across China. Through this comprehensive shopping platform, the Company will provide customers with access to a variety of local products that can typically only be found in local stores or markets in specific regions of China.

Until November 27, 2015, the Company operated its business through a variable interest entity, Zhongshan Winha Electronic Commerce Company Limited ("Zhongshan Winha"), which has two wholly owned limited liability subsidiaries, Zhongshan Supermarket Limited ("Zhongshan Supermarket") and Zhongshan Winha Catering Management Co., Ltd. ("Winha Catering"), as well as three incorporated branches.  The Company had the controlling interest in Zhongshan Winha via its wholly owned subsidiary Shenzhen Winha Information Technologies Company Ltd. ("Shenzhen Winha") through a series of contractual arrangements. On November 27, 2015, the shareholders of Zhongshan Winha transferred their stock to Shenzhen Winha upon the exercise of its option to purchase all of the registered equity. The purchase price was $0.16.  Zhongshan Winha, therefore, is now a wholly owned subsidiary of Shenzhen Winha.

In May 2015, C&V International Company Limited ("C&V"), a wholly owned subsidiary of Winha International, set up a wholly owned subsidiary, Australia Winha Commerce and Trade Limited ("Australian Winha"). In February 2016, Sanmei International Investment Co., Ltd ("Sanmei Investment"), a company incorporated in Anguilla on April 23, 2013, transferred 100% of its shares to Winha International. Subsequently, Winha International transferred theshares of C&V to Sanmei Investment, and C&V transferred the shares of  Australian Winha to Sanmei Investment.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)
MARCH 31, 2016 AND 2015

1.           ORGANIZATION AND BUSINESS (CONTINUED)

In March 2016, 40% of the 72,000,000 shares of Australian Winha were transferred from the sole shareholder of Sanmei Investment to the following which has direct or indirect relationships with the major shareholder and consultants of the Company: 5% to Beijing Ruihua Future, 5% to Donghe Group, 7% to Zhuowei Zhong, 5% to Xinxi Zhong, 4% to Zhifei Huang and 3% to Chun Yan Winne Lam. Immediately after the transfer, 20,880,000 bonus shares were issued at no consideration for every existing share held as follows:

	Percentage of Shares	Bonus shares issued
Zhuowei Zhong	7%	5,040,000
Beijing Ruihua Future Investment Management Co. Ltd.	5%	3,600,000
Donghe Group Limited	5%	3,600,000
Xinxi Zhong.	5%	3,600,000
Zhifei Huang	4%	2,880,000
Chun Yan Winne Lam	3%	2,160,000

Total	29%	20,880,000

    In addition, 11 individuals, suppliers of Zhongshan Winha, were each sold 1% of Australian Winha shares for $0.0001 per share as follows:
Shares Sold
Huizhen Li	720,000
Jianxin Cen	720,000
Zongxun Zhang	720,000
Xinxi Zhong.	720,000
Yixiang Qu	720,000
Qianxin Chen	720,000
Senhong He	720,000
Zidong Chen	720,000
Haolin Zhou	720,000
Weicheng Zheng	720,000
Ruicheng Li	720,000

Total	7,920,000

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)
MARCH 31, 2016 AND 2015

1.          ORGANIZATION AND BUSINESS (CONTINUED)

The effect of this transaction was to reduce the interest of the Company in its Australian subsidiary by 40%. The Company used the Australian Winha offering price for its initial public offering in Australia to approximate the fair value of the 40% stock issued. The Company recognized stock compensation to the shareholder and consultants of $19,695,000 and $2,188,000, respectively, during the year ended March 31, 2016 in general and administrative expenses.

The following chart illustrates the Company's current corporate structure.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)
MARCH 31, 2016 AND 2015

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting and Presentation
The accompanying consolidated financial statements of the Company have been prepared on the accrual basis.
Until November 27, 2015, the consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and Zhongshan Winha, its VIE, for which it was deemed the primary beneficiary.  On November 27, 2015, the VIE structure was terminated upon Shenzhen Winha exercising its option to purchase all of the registered equity of Zhongshan Winha.  Shenzhen Winha became the sole owner of Zhongshan Winha.  All significant inter-company accounts and transactions have been eliminated in consolidation.
All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars ("US Dollar" or "US$" or "$").
Foreign Currency Translation
Almost all Company assets and operations are located in the PRC.  The functional currency for the majority of the Company's operations is the Renminbi ("RMB"). For Winha International Investment Holdings Company, the functional currency for the majority of its operations is the Hong Kong Dollar ("HKD"). For Australian Winha, the functional currency is the Australian Dollar ("AUD").  The Company uses the United States Dollar ("US Dollar" or "US$" or "$") for financial reporting purposes.  The financial statements of the Company have been translated into US dollars in accordance with FASB ASC 830, "Foreign Currency Matters."
All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.  Statements of operations, changes in stockholders' equity and cash flow amounts have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of the Company's financial statements are recorded as other comprehensive income (loss).

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)
MARCH 31, 2016 AND 2015

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
           Foreign Currency Translation (continued)
           The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:
	March 31, 2016	March 31, 2015
Balance sheet items, except for stockholders' equity, as of period end	$0.1550	$0.1630

	Year Ended March 31, 2016	Year Ended March 31, 2015
Amounts included in the statements of operations, statements of changes in stockholders' equity and statements of cash flows	$0.1579	$0.1624

 The exchange rates used to translate amounts in AUD into US dollars for the purposes of preparing the consolidated financial statements are as follows:
March 31, 2016
Balance sheet items, except for stockholders' equity, as of period end	$0.7668

Year Ended March 31, 2016
Amounts included in the statements of operations, statements of changes in stockholders' equity and statements of cash flows	$0.7361

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)
MARCH 31, 2016 AND 2015

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
           Foreign Currency Translation (continued)
For the years ended March 31, 2016 and 2015, foreign currency translation adjustments of $(414,183) and $31,732, respectively, have been reported as other comprehensive (loss) income. Other comprehensive (loss) income of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, "Exceptions to Comprehensive Recognition of Deferred Income Taxes," the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.
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
Vulnerability Due To Operations in PRC
The Company's operations may be adversely affected by significant political, economic and social uncertainties in the PRC.  Although the PRC government has been pursuing economic reform policies for more than twenty years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC's political, economic and social conditions.  There is also no guarantee that the PRC government's pursuit of economic reforms will be consistent, effective or will continue.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)
MARCH 31, 2016 AND 2015

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

Prepaid Expenses

Prepaid expenses as of March 31, 2016 and 2015 mainly represent the prepayments of approximately $174,000 and $146,000, respectively, for prepaid decoration expenses of the Company's new stores.
Advances from Customers
Advances from customers represents prepaid cards purchased by customers at our retail locations. We believe that prepaid cards are principally purchased for gift purposes and usually used quickly. Accordingly the Company records the related obligation as a current liability.
Advances from customers was $769,814 and $732,212 as of March 31, 2016 and 2015, respectively.
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
MARCH 31, 2016 AND 2015

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Website Development Costs (continued)
3.	Operating stage, whereby the related costs are expensed as incurred. Upgrades are usually expensed, unless they add additional functionality.

The Company has a website and ongoing website development costs of $45,676 and $39,014 as of March 31, 2016 and 2015, respectively.  The online sales platform is currently in use and the related costs are being amortized over five years. Amortization expense was $790 and $812 for the years ended March 31, 2016 and 2015, respectively.
  Revenue Recognition
The Company recognizes revenue from the following channels:
a)
Retail stores - The Company recognizes sales revenue from its seven retail stores, net of sales taxes and estimated sales returns at the time it sells merchandise to the customer. Customer purchases of shopping cards are not recognized as revenue until the card is redeemed when the customer purchases merchandise by using the shopping card.

b)
Custom-made sales - The Company started "Custom-made" sales in August 2014. The target customers are commercial customers who can order online or in the Company's local stores and make full payment on site. All orders are forwarded to Zhongshan Winha immediately, which arranges the delivery. Revenue from the sale of products is recognized upon delivery to customers provided that there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, and the sales price is fixed and determinable. Revenue generated from custom-made sales was $29,943,950 and $8,215,064, respectively, for years ended March 31, 2016 and 2015, respectively

c)
Franchise and management fees - During the quarter ended September 30, 2015, the Company commenced franchising the use of the Company's trademark, name identification and other business resources. The franchisee is required to pay franchise fees and management fees to Zhongshan Winha. Franchise fee revenue from franchise sales is recognized only when all material services or conditions relating to the sale have been substantially performed or satisfied by the Company. The franchise and management fees recognized by the Company were $3,055,692 for the year ended March 31, 2016 and are included in revenue.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)
MARCH 31, 2016 AND 2015

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
ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of March 31, 2016 and 2015, none of the Company's assets and liabilities were required to be reported at fair value on a recurring basis.  Carrying values of non-derivative financial instruments, including cash, accounts receivable, inventory, advances to suppliers, accounts payable and accrued expenses, and advances from customers approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)
MARCH 31, 2016 AND 2015

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

In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer's payment history, its current credit-worthiness and current economic trends.  The Company considers all accounts receivable at March 31, 2016 and 2015 to be fully collectible and, therefore, did not provide an allowance for doubtful accounts.  For the periods presented, the Company did not write off any accounts receivable as bad debts.
Inventory
Inventory, comprised principally of merchandise and food products, is stated at the lower of cost or market.  The value of inventory is determined using the weighted average cost method.
The Company estimates an inventory allowance for excessive or unusable inventories.  Inventory amounts are reported net of such allowances, if any.  There was no allowance for excessive or unusable inventories as of March 31, 2016 and 2015.
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
MARCH 31, 2016 AND 2015

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on the de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with these tax positions.  As of March 31, 2016 and 2015, the Company did not record any liabilities for unrecognized income tax benefits.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)
MARCH 31, 2016 AND 2015

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (continued)
The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:
  United States
The Company is subject to United States tax at graduated rates from 15% to 35%.  No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the years ended March 31, 2016 and 2015.

Anguilla
Sanmei International Investment Co, Ltd is incorporated in Anguilla and is governed by the income tax laws of Anguilla. According to current Anguilla income tax law, the applicable income tax rate for the Company is 0%.

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

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)
MARCH 31, 2016 AND 2015

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Income Taxes (continued)
The Company computes net income (loss) per common share in accordance with FASB ASC 260, "Earnings Per Share" ("ASC 260").  Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding plus the effect of any potential dilutive shares outstanding during the period. There were no dilutive shares outstanding during the years ended March 31, 2016 and 2015.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for the period reflected in the accompanying consolidated statement of income and other comprehensive income.

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

The required transfer to the statutory reserve fund was $258,336 and $252,053, respectively, for the years ended March 31, 2016 and 2015.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)
MARCH 31, 2016 AND 2015

3.        RECENTLY ISSUED ACCOUNTING STANDARDS
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

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

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. This accounting standard update is not expected to have a material impact on the Company's consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)
MARCH 31, 2016 AND 2015

3.        RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)
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
4.         PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are summarized as follows:
	March 31, 2016	March 31, 2015

Furniture, fixtures and equipment	$1,131,124	$380,979
Leasehold improvements	629,536	18,908
Motor vehicles	361,967	71,658

	2,122,627	471,545
Less: accumulated depreciation	(274,650)	(80,232)

	$1,847,977	$391,313

For the years ended March 31, 2016 and 2015, depreciation and amortization expense was $202,604 and $79,573, respectively.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)
MARCH 31, 2016 AND 2015

5.        LEASES
The Company leases its offices, warehouse and stores under operating leases expiring in various years through 2023.

The total future minimum lease payments as of March 31, 2016 are as follows:

Year Ending March 31,	Amount

2017	$381,148
2018	333,814
2019	314,510
2020	253,860
Thereafter	489,558

Total	$1,772,889

  Rent expense was $252,154 and $212,092 for the years ended March 31, 2016 and 2015, respectively.
6.        CONVERTIBLE NOTES
In May 2015, C&V International Company Limited, a wholly owned subsidiary of Winha International Group Limited, set up a wholly owned subsidiary, Australia Winha Commerce and Trade Limited ("Australian Winha").
On September 1, 2015, Australia Winha borrowed $542,570 (AUD$750,000) in the form of a twelve month convertible promissory note with interest at 6% per annum. The note is convertible into 750,000 shares of Australia Winha at $0.70401 per share (AUD$1.00) and is convertible at the option of the Company. The accrued interest of $ 18,990 was not paid prior to March 31, 2016.
On December 17, 2015, Australia Winha borrowed another $4,892,896 (AUD$6,750,000) in the form of a twelve month convertible promissory note with interest at 6% per annum. The note is convertible into 6,750,000 shares of Australia Winha at $0.71012 per share (AUD$1.00) and is convertible at the option of the Company. The accrued interest of $ 73,393 was not paid prior to March 31, 2016.
There was no beneficial conversion feature associated with both notes.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)
MARCH 31, 2016 AND 2015

7.        RELATED PARTY TRANSACTIONS
The Company obtained demand loans from the chairman of the board, which are non-interest bearing.  The loans of $477,199 and $72,228 as of March 31, 2016 and 2015, respectively, are reflected as loan from stockholder in the consolidated balance sheets.
8.        INCOME TAXES
The Company is required to file income tax returns in both the United States and the PRC.  Its operations in the United States have been insignificant and income taxes have not been accrued.
The provision for income taxes consisted of the following for the years ended March 31:
	2016	2015

Current	$4,575,137	$739,528
Deferred	(32,810)	-

	$4,542,327	$739,528

 The following table reconciles the effective income tax rates with the statutory rates for the years ended March 31, respectively:
	2016	2015

Statutory rate - PRC	(25.0)%	25.0%
Change in valuation allowance	-	(2.9)
Non-deductible stock compensation	146.9	-
Benefit of carryforward losses	(0.9)	-
Other	1.0	1.7

Effective income tax rate	122.0%	23.8%

The Company did not recognize any tax benefit related to Parent's loss of approximately $(15,865,000) since it has no income. The stock compensation of approximately $15,865,000 would be deductible only to the U.S. Parent Company and accordingly there is no deferred tax benefit to be recognized. The stock compensation of approximately $6,017,000 is not deductible by the Operating Company under PRC tax laws.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)
MARCH 31, 2016 AND 2015

8.  INCOME TAXES (CONTINUED)
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
Deferred tax assets are comprised of the following:

	March 31, 2016	March 31, 2015

Net operating loss carryforwards	$6,333,864	$40,168
Inventory intercompany profit	2,596	20,760
Less: valuation allowance	(6,303,650)	(60,928)

Net deferred tax asset	32,810	$-
At March 31, 2016 and 2015, the Company had unused operating loss carry-forwards of approximately $16,214,870 and $161,000 respectively, expiring in various years through 2019.  The Company has established a valuation allowance of $6,303,650 and $60,928 against the deferred tax asset related to net operating loss carry-forwards at March 31, 2016 and 2015, respectively, due to the uncertainty of realizing the benefit. The carryforwards are principally in China and the United States.

The Company's tax filings are subject to examination by the tax authorities.  The tax years for 2015, 2014 and 2013 remain open to examination by the tax authorities in the PRC.  The Company's U.S. tax returns are subject to examination by the tax authorities for the years ended March 31, 2015, 2014, 2013 and 2012. In August, 2015, the Company was assessed a penalty of $30,000 by the Internal Revenue Service for failure to file timely Form 5471's.  The penalty was waived by IRS on March 14, 2016.

9.        CONCENTRATION OF CREDIT RISK

Substantially all of the Company's bank accounts are located in The People's Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)
MARCH 31, 2016 AND 2015

10.      PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
The following is the condensed financial information of Winha International Group Limited only, the US parent, balance sheet as of March 31, 2016 and the related statements of income and cash flows for the twelve months ended March 31, 2016:
Condensed Balance Sheet

ASSETS	March 31, 2016

Investment in subsidiaries	$11,050,554

TOTAL ASSETS	$11,050,554

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2016

Accrued Expenses	45,000
Stockholder loans	$158,351

Stockholders' equity
Common stock, $0.0001 par value; 200,000,000 shares authorized; 49,989,500 shares issued and outstanding as of March 31, 2016	49,990
Additional paid-in capital	21,626,775
Statutory reserve	497,443
(Deficit)	(11,096,421)

Other comprehensive income (loss)	(230,584)

Total stockholders' equity	10,847,203

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,050,554

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)
MARCH 31, 2016 AND 2015

10.      PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION  (CONTINUED)
 Condensed Statement of Income
Year Ended
March 31, 2016

Revenues
Share of earnings from investment in subsidiaries	$7,761,602

Operating expenses
Stock compensation	(15,865,042)
General and administrative	(161,732)

Net (loss)	$(8,265,172)

Condensed Statement of Cash Flows
Year Ended March 31, 2016

Cash flows from operating activities
Net (loss)	$(8,265,172)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries	(7,761,602)
Stock compensation	15,865,042
Increase in accrued expenses and other payables	161,732

Net cash provided by (used in) operating activities	-

Net change in cash	-
Cash, beginning of period	-

Cash, end of period	$-

Noncash financing activities:
Payment of accrued expenses and other payables by shareholder	$116,732

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)
MARCH 31, 2016 AND 2015

10.      PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (CONTINUED)
Basis of Presentation

The Company records its investment in its subsidiaries under the equity method of accounting.  Such investments are presented as "Investment in subsidiaries" on the condensed balance sheet and the subsidiaries' profits are presented as "Share of earnings from investment in subsidiaries" in the condensed statement of income.

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

There were no cash transactions in the US parent company during the twelve months ended March 31, 2016.

 Restricted Net Assets
Under PRC laws and regulations, the Company's PRC subsidiaries are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the Company's PRC subsidiaries amounted to approximately $11,050,554 as of March 31, 2016.

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

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.          CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of March 31, 2016.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:
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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's system of disclosure controls and procedures was not effective as of March 31, 2016.

Management's Annual Report on Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of March 31, 2016, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control – Integrated Framework (1992) as a basis for our assessment.
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
A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified four material weaknesses in our internal control over financial reporting.  These material weaknesses consisted of the material weaknesses in our disclosure controls itemized above. .

Because of the above conditions, management's assessment is that the Company's internal controls over financial reporting were not effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fourth quarter of the fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act).

ITEM 9B.          OTHER INFORMATION.

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Winha International:

The following table sets forth the name and age of the sole officer and director of Winha International.

Name	Age	Position
Chung Yan Winnie Lam	39	President, Secretary, Treasurer & Director

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

Zhongshan Winha:

The following table sets forth the name and age of the senior executive officers of Zhongshan Winha.

Name	Age	Position
Zhuowei Zhong	43	Chairman of the Board
Zhifei Huang	39	Chief Executive Officer
Huiwen Huang	50	Director of Legal Affairs

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company's common stock are not required to comply with Section 16 of the Exchange Act.

ITEM 11.         EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid by Winha International or its subsidiaries to Chung Yan Winnie Lam, the Company's Chief Executive Officer, for services rendered in all capacities to the Company during the years ended March 31, 2016, 2015 and 2014.  There were no executive officers whose total salary and bonus for the fiscal year ended March 31, 2016 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Chung Yan Winnie Lam	2016	--	--	--	--	--
	2015	--	--	--	--	--
	2014	--	--	--	--	--

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

Outstanding Equity Awards at Fiscal Year-End Table

None.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated below, the address of each person listed in the table below is 3rd Floor, No. 19 Changyi Road, Changmingshui Village, Wuguishan Town,  Zhongshan City, China.

Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class
Chung Yan Winnie Lam	0		--

All officers and directors As a group (1 person)	0		--

Zening Lai	35,181,893	(2)	70.4%
---------------------------------
(1)  Except as otherwise noted, all shares are owned of record and beneficially.
(2)  Includes 35,181,844 shares owned of record by Pilot International Investment Co., Inc., of which Zening Lai  is the sole shareholder.

ITEM 13.        CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

In March 2016 our subsidiary, Sanmei International Investment Co., Ltd., distributed, for no consideration, 40% of the capital stock of its subsidiary, Australian Winha Multimedia Commerce and Trade Co., Ltd. ("Australian Winha"). The distribution had the effect of assigning 40% of our equity interest in our operating subsidiary, Zhongshan Winha, which is a wholly-owned subsidiary of Australian Winha. Among the individuals who received interests in Australian Winha at this time were:
•	Zhouwei Zhong (Chairman of Zhongshan Winha), who received 7% of Australian Winha,

•	Xinxi Zhong(daughter of Zhuowei Zhong), who received 5%,

•	Zhifei Huang (CEO of Zhongshan Winha), who received 4%, and

•	Chung Yan Winnie Lam (CEO of Winha International), who received 3%.

Except as set forth above, there have been no transactions since the beginning of the 2016 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under "Executive Compensation").
Director Independence
There are no members of our Board of Directors who are independent, as "independent" is defined in the rules of the NYSE MKT.
 ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees
Wei, Wei & Co., LLP billed $64,000 to the Company for professional services rendered for the audit of financial statements for the year ended March 31, 2016. Wei, Wei & Co., LLP billed $51,000 to the Company for professional services rendered for the audit of financial statements for the year ended March 31, 2015.
Audit-Related Fees
Wei, Wei & Co., LLP billed $0 to the Company during the year ended March 31, 2016 for assurance and related services that are reasonably related to the performance of the 2016 audit or review of the quarterly financial statements.  Wei, Wei & Co., LLP billed $0 to the Company during the year ended March 31, 2015 for assurance and related services that are reasonably related to the performance of the 2015 audit or review of the quarterly financial statements
Tax Fees
Wei, Wei & Co., LLP billed $0 to the Company during the year ended March 31, 2016 for professional services rendered for tax compliance, tax advice and tax planning.  Wei, Wei & Co., LLP billed $3,100 to the Company during the year ended March 31, 2015 for professional services rendered for tax compliance, tax advice and tax planning.
All Other Fees
Wei, Wei & Co., LLP billed $0 to the Company in the year ended March 31, 2016 for services not described above.  Wei, Wei & Co., LLP billed $0 to the Company during the year ended March 31, 2016 for services not described above.
 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services were performed by Wei, Wei & Co., LLP.
Subcontracted Services
The hours expended on Wei, Wei & Co., LLP's engagement to audit the Company's financial statements for the year ended March 31, 2016 that were attributed to work performed by persons other than full-time permanent employees of Wei, Wei & Co., LLP was not greater than 50% of the total hours expended.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)            Exhibit List

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed September 9, 2013 by the Company with the SEC)

3.2	By-laws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of the Company filed September 9, 2013 by the Company with the SEC)

10.1	Form of Joint Cooperation Agreement executed by Zhongshan Winha and its franchisees.

31.1	Certification of the President of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

*            The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 14, 2016	Winha International Group Limited

	By:	/s/ Chung Yan Winnie Lam
Chung Yan Winnie Lam
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 14, 2016.

Signature	Title	Date

/s/ Chung Yan Winnie Lam	President and Sole Director	July 14, 2016
Chung Yan Winnie Lam	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)