Form 10-Q
period 2016-06-30
WINHA INTERNATIONAL GROUP LTD
filed 2016-08-22
CIK 1584057

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

August 19, 2016
Common Voting Stock: 49,989,500

WINHA INTERNATIONAL GROUP LIMITED
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2016

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN U.S. $)

ASSETS	June 30, 2016	March 31, 2016
	(Unaudited)

Current assets:
Cash and cash equivalents	$26,524,122	$21,548,630
Accounts receivable	1,515,323	1,417,860
Inventory	1,195,161	1,523,959
Advances to suppliers	88,592	151,230
Prepaid expenses	109,688	174,010
Deferred tax assets	7,069	32,810

Total current assets	29,439,955	24,848,499

Property, plant and equipment, net	1,691,974	1,847,977

Website - net	43,338	45,676

Deferred registration cost	235,705	212,312

TOTAL ASSETS	$31,410,972	$26,954,464
See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (IN U.S. $) (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2016	March 31, 2016
	(Unaudited)

Current liabilities:
Accounts payable	$203,069	$208,866
Convertible debt	5,276,350	5,435,466
Advances from customers	1,254,490	769,814
Taxes payable	1,757,543	1,683,909
Accrued expenses	256,557	246,387
Loan from stockholder	580,581	477,199

Total current liabilities	9,328,590	8,821,641

Stockholders' equity:
Common stock, $0.001 par value per share, 200,000,000 shares authorized; 49,989,500 shares issued and outstanding as of June 30, 2016 and March 31, 2016	49,990	49,990
Additional paid-in capital	21,626,775	21,626,775
Statutory reserve	773,881	497,443
Retained earnings (deficit)	(8,447,536)	(11,096,421)
Other comprehensive (loss)	(786,171)	(230,584)

Sub-total	13,216,939	10,847,203

Noncontrolling interests	8,865,443	7,285,620

Total stockholders' equity	22,082,382	18,132,823

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,410,972	$26,954,464
See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015 (IN U.S. $) (UNAUDITED)

	Three Months Ended June 30,
	2016	2015

Revenues	$13,917,834	$5,640,893
Cost of goods sold	6,422,736	3,012,853

Gross profit	7,495,098	2,628,040

Operating expenses:
Selling and marketing	560,612	199,708
General and administrative	531,886	358,788

Total operating expenses	1,092,498	558,496

Income from operations	6,402,600	2,069,544

Other income (expense):
Other income	4,082	1,414

Total other income (expenses)	4,082	1,414

Income before provision for income taxes	6,406,682	2,070,958
Provision for income taxes	1,531,143	555,537

Net income before noncontrolling interests	4,875,539	1,515,421
Noncontrolling interests	1,950,216	-

Net income attributable to common stockholders	$2,925,323	$1,515,421

Income earnings per common share, basic and diluted	$0.06	$0.03

Weighted average shares outstanding, basic and diluted	49,989,500	49,989,500
See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015 (IN U.S. $) (UNAUDITED) (CONTINUED)

	Three Months Ended June 30,
	2016	2015

Comprehensive income:
Net income	$4,875,539	$1,515,421
Foreign currency translation adjustment	(925,980)	100,082

Comprehensive income	3,949,559	1,615,503
Comprehensive income attributable to noncontrolling interests	1,579,823	-

Comprehensive income attributable to common stockholders	$2,369,736	$1,615,503
See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Other Comprehensive Income	Statutory Reserve Fund	Non- controlling Interests	Total

Balance, March 31, 2016	$49,990	$21,626,775	$(11,096,421)	$(230,584)	$497,443	$7,285,620	$18,132,823

Net (loss) income	-	-	2,925,323	-	-	1,950,216	4,875,539
Appropriation of statutory reserve	-	-	(276,438)	-	276,438	-	-
Other comprehensive (loss)	-	-	-	(555,587)	-	(370,393)	(925,980)

Balance, June 30, 2016	$49,990	$21,626,775	$(8,447,536)	$(786,171)	$773,881	$8,865,443	$22,082,382
See accompanying notes to the consolidated financial statements

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015 (IN U.S. $) (UNAUDITED)

	Three Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net income	$4,875,539	$1,515,421
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	106,941	35,298
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(97,463)	(301,773)
Decrease in inventory	328,798	280,303
Decrease (increase) in advances to suppliers	62,638	(171,490)
Decrease in prepaid expenses	64,322	54,634
Decrease in deferred tax assets	25,741	-
(Decrease) increase in accounts payable	(5,798)	182,239
Increase (decrease) in advances from customers	484,676	(577,604)
Increase in taxes payable	73,634	202,335
Increase in accrued expenses	10,171	23,335

Net cash provided by operating activities	5,929,199	1,242,698

Cash flows from investing activities:
Payments for website expansion	-	(13,082)
Purchase of fixed assets	(2,265)	(304,650)

Net cash (used in) investing activities	(2,265)	(317,732)
See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015 (IN U.S. $) (UNAUDITED) (CONTINUED)

	Three Months Ended June 30,
	2016	2015

Cash flows from financing activities:
Additional capital contribution	-	489,601
Proceeds from stockholder loan-net	103,382	(7,167)
Deferred registration costs	(23,393)	-

Net cash provided by financing activities	79,989	482,434

Effect of exchange rate changes on cash	(1,031,431)	99,758

Net change in cash	4,975,492	1,507,158
Cash, beginning of period	21,548,630	1,103,726

Cash, end of period	$26,524,122	$2,610,884

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-

Income taxes	$1,461,930	$354,885
Noncash financing activities:
Payment of accrued expenses and other payables by shareholder in the form of a loan	$54,388	$19,919
See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015 (IN U.S. $) (UNAUDITED)

1.            ORGANIZATION AND BUSINESS
Winha International Group Limited ("Winha International") was incorporated in Nevada on April 15, 2013.  The subsidiaries of the Company and their principal activities are described as follows:

Winha International and its subsidiaries are collectively referred to as the "Company". The Company retails local specialty products from different regions across China through its seven self-operated physical stores.  The stores are supplemented by two restaurants, the first of which the Company opened in April 2015. In addition, the Company has granted 26 franchises to use the Company's tradename, store dress, and other resources. The Company plans to open additional stores and restaurants and add additional franchisees during fiscal 2017. The Company also plans to develop its website and mobile store, as it expands its sales platform. The Company's business model utilizes a multi-channel shopping platform to sell locally-produced food, beverages, and arts and crafts that are well-known across China. Through this comprehensive shopping platform, the Company will provide customers with access to a variety of local products that can typically only be found in local stores or markets in specific regions of China.
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
In May 2015, C&V International Company Limited ("C&V"), a wholly owned subsidiary of Winha International, set up a wholly owned subsidiary, Australia Winha Commerce and Trade Limited ("Australian Winha"). In February 2016, Sanmei International Investment Co., Ltd ("Sanmei Investment"), a company incorporated in Anguilla on April 23, 2013, transferred 100% of its shares to Winha International. Subsequently, Winha International transferred the shares of C&V to Sanmei Investment, and C&V transferred the shares of Australian Winha to Sanmei Investment.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015 (IN U.S. $) (UNAUDITED)

1.        ORGANIZATION AND BUSINESS (CONTINUED)
In March 2016, 40% of the 72,000,000 shares of Australian Winha were transferred from the sole shareholder of Sanmei Investment to the following individuals and entities, which have direct or indirect relationships with the major shareholder and consultants of the Company: 5% to Beijing Ruihua Future, 5% to Donghe Group, 7% to Zhuowei Zhong, 5% to Xinxi Zhong, 4% to Zhifei Huang and 3% to Chun Yan Winne Lam. Immediately after the transfer, 20,880,000 bonus shares were issued at no consideration for every existing share held as follows:
	Percentage of Shares	Bonus shares issued

Zhuowei Zhong	7%	5,040,000
Beijing Ruihua Future Investment Management Co. Ltd.	5%	3,600,000
Donghe Group Limited	5%	3,600,000
Xinxi Zhong.	5%	3,600,000
Zhifei Huang	4%	2,880,000
Chun Yan Winne Lam	3%	2,160,000

Total	29%	20,880,000

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015 (IN U.S. $) (UNAUDITED)

1.        ORGANIZATION AND BUSINESS (CONTINUED)
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

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015 (IN U.S. $) (UNAUDITED)

1.        ORGANIZATION AND BUSINESS (CONTINUED)
The following chart illustrates the Company's current corporate structure.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015 (IN U.S. $) (UNAUDITED)

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

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015 (IN U.S. $) (UNAUDITED)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Foreign Currency Translation (continued)
The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:
	June 30, 2016	March 31, 2016

Balance sheet items, except for stockholders' equity, as of period end	$0.1505	$0.1550

	For the three month ended June 30, 2016	For the three month ended June 30, 2015

Amounts included in the statements of operations, statements of changes in stockholders' equity and statements of cash flows	$0.1531	$0.1633
The exchange rates used to translate amounts in AUD into US dollars for the purposes of preparing the consolidated financial statements are as follows:
	June 30, 2016	March 31, 2016

Balance sheet items, except for stockholders' equity, as of period end	$0.7441	$0.7668

	For the three month ended June 30, 2016	For the three month ended June 30, 2015

Amounts included in the statements of operations, statements of changes in stockholders' equity and statements of cash flows	$0.7455	$0.7772

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015 (IN U.S. $) (UNAUDITED)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Foreign Currency Translation (continued)
For the three months ended June 30, 2016 and 2015, foreign currency translation adjustments of $(925,980) and $100,082, respectively, have been reported as other comprehensive (loss) income. Other comprehensive (loss) income of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, "Exceptions to Comprehensive Recognition of Deferred Income Taxes," the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.
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
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015 (IN U.S. $) (UNAUDITED)

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
Prepaid Expenses
Prepaid expenses as of June 30, 2016 and March 31, 2016 of approximately $110,000 and $174,000, respectively, mainly represent the prepayments for decoration expenses of the Company's new stores.
Advances from Customers
Advances from customers represents prepaid cards purchased by customers at our retail locations. We believe that prepaid cards are principally purchased for gift purposes and usually used quickly. Accordingly the Company records the related obligation as a current liability.
Advances from customers was $1,254,490 and $769,814 as of June 30, 2016 and March 31, 2016, respectively.
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
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015 (IN U.S. $) (UNAUDITED)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  Website Development Costs (continued)

3.	Operating stage, whereby the related costs are expensed as incurred. Upgrades are usually expensed, unless they add additional functionality.
The Company has a website and ongoing website development costs of $43,338 and $45,676 as of June 30, 2016 and March 31, 2016, respectively.  The online sales platform is currently in use and the related costs are being amortized over five years. Amortization expense was $1,403 and $206 for the three months ended June 30, 2016 and 2015, respectively.

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

b)
Custom-made sales - The Company started "Custom-made" sales in August 2014. The target customers are commercial customers who can order online or in the Company's local stores and make full payment on site. All orders are forwarded to Zhongshan Winha immediately, which arranges the delivery. Revenue from the sale of products is recognized upon delivery to customers provided that there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, and the sales price is fixed and determinable. Revenue generated from custom-made sales was $9,816,177 and $4,608,664, respectively, for the three months ended June 30, 2016 and 2015.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015 (IN U.S. $) (UNAUDITED)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Revenue Recognition (continued)

c)	Franchise and management fees

During the three months ended September 30, 2015, the Company commenced franchising the use of the Company's trademark, name identification and other business resources. The franchisee is required to pay franchise fees and management fees to Zhongshan Winha. Franchise fee revenue from franchise sales is recognized only when all material services or conditions relating to the sale have been substantially performed or satisfied by the Company. The franchise and management fees recognized by the Company were $1,492,731 for the three months ended June 30, 2016 and are included in revenue.

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
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015 (IN U.S. $) (UNAUDITED)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Fair Value of Financial Instruments (continued)

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of June 30, 2016 and March 31, 2016, none of the Company's assets and liabilities were required to be reported at fair value on a recurring basis.  Carrying values of non-derivative financial instruments, including cash, accounts receivable, inventory, advances to suppliers, accounts payable and accrued expenses, and advances from customers approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.

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

In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer's payment history, its current credit-worthiness and current economic trends.  The Company considers all accounts receivable at June 30, 2016 and March 31, 2016 to be fully collectible and, therefore, did not provide an allowance for doubtful accounts.  For the periods presented, the Company did not write off any accounts receivable as bad debts.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015 (IN U.S. $) (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Inventory
Inventory, comprised principally of merchandise and food products, is stated at the lower of cost or market. The value of inventory is determined using the weighted average cost method.
The Company estimates an inventory allowance for excessive or unusable inventories.  Inventory amounts are reported net of such allowances, if any. There was no allowance for excessive or unusable inventories as of June 30, 2016 and March 31, 2016.
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
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015 (IN U.S. $) (UNAUDITED)

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
Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on the de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with these tax positions.  As of June 30, 2016 and March 31, 2016, the Company did not record any liabilities for unrecognized income tax benefits.
The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:
United States
The Company is subject to United States tax at graduated rates from 15% to 35%.  No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three months ended June 30, 2016 and 2015.
Anguilla
Sanmei International Investment Co, Ltd is incorporated in Anguilla and is governed by the income tax laws of Anguilla. According to current Anguilla income tax law, the applicable income tax rate for the Company is 0%.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015 (IN U.S. $) (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Income Taxes (continued)
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
The Company computes net income (loss) per common share in accordance with FASB ASC 260, "Earnings Per Share" ("ASC 260").  Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding plus the effect of any potential dilutive shares outstanding during the period. There were no dilutive shares outstanding during the three months ended June 30, 2016 and 2015.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for the period reflected in the accompanying consolidated statement of income and other comprehensive income.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015 (IN U.S. $) (UNAUDITED)

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
The required transfer to the statutory reserve fund was $276,438 and $172,666, respectively, for the three months ended June 30, 2016 and 2015.
Reclassification
Certain amounts in the prior period presented have been reclassified to conform to the current period financial statement presentation.
3.        RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606).'' This guidance supersedes current guidance on revenue recognition in Topic 605, "Revenue Recognition.'' In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No.2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard are being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015 (IN U.S. $) (UNAUDITED)

3.       RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)
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
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015 (IN U.S. $) (UNAUDITED)

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
4.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows:
	June 30, 2016	March 31, 2016
	(Unaudited)

Furniture, fixtures and equipment	$1,100,239	$1,131,124
Leasehold improvements	611,107	629,536
Motor vehicles	351,370	361,967

	2,062,716	2,122,627
Less: accumulated depreciation	(370,742)	(274,650)

	$1,691,974	$1,847,977

For the three months ended June 30, 2016 and 2015, depreciation and amortization expense was $105,923 and $35,298, respectively.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015 (IN U.S. $) (UNAUDITED)

5.        LEASES
The Company leases its offices, warehouse and stores under operating leases expiring in various years through 2023.
The total future minimum lease payments as of June 30, 2016 are as follows:
Year Ending March 31,	Amount

2017	$286,528
2018	332,368
2019	305,577
2020	246,055
Thereafter	465,291

Total	$1,635,819
Rent expense was $93,282 and $67,654 for the three months ended June 30, 2016 and 2015, respectively.
6.         CONVERTIBLE NOTES

In May 2015, C&V International Company Limited, a wholly owned subsidiary of Winha International Group Limited, set up a wholly owned subsidiary, Australia Winha Commerce and Trade Limited ("Australian Winha").

On September 1, 2015, Australia Winha borrowed $542,570 (AUD$750,000) in the form of a twelve month convertible promissory note with interest at 6% per annum. The note is convertible into 750,000 shares of Australia Winha at $0.70401 per share (AUD$1.00) and is convertible at the option of the Company. The accrued interest of $ 27,129, which including in the accrued expense in consolidate financial statement was not paid prior to June 30, 2016.

On December 17, 2015, Australia Winha borrowed another $4,892,896 (AUD$6,750,000) in the form of a twelve month convertible promissory note with interest at 6% per annum. The note is convertible into 6,750,000 shares of Australia Winha at $0.71012 per share (AUD$1.00) and is convertible at the option of the Company.  The accrued interest of $146,786, which including in the accrued expense in consolidate financial statement was not paid as of June 30, 2016.

There was no beneficial conversion feature associated with both notes.

On June 27, 2016, the Company issued a notice to redeem the notes convertible into 750,000 and 6,750,000 shares of Australian Winha in accordance with the convertible note subscription agreements signed between the noteholders and the Company on September 1, 2015 and December 17, 2015.  As of June 30, 2016, the Company had not paid any principal or interest to the noteholders.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015 (IN U.S. $) (UNAUDITED)

7.         RELATED PARTY TRANSACTIONS

The Company obtained demand loans from the chairman of the board, which are non-interest bearing.  The loans of $580,581 and $477,199 as of June 30, 2016 and March 31, 2016, respectively, are reflected as loan from stockholder in the consolidated balance sheets.

8.         INCOME TAXES

The Company is required to file income tax returns in both the United States and the PRC.  Its operations in the United States have been insignificant and income taxes have not been accrued.

The provision for income taxes consisted of the following for the three months ended June 30:
	Three Months Ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)

Current	$1,556,884	$555,537
Deferred	(25,741)	-

	$1,531,143	$555,537

The following table reconciles the effective income tax rates with the statutory rates for the three month ended June 30, respectively:

	Three Months Ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)

Statutory rate - PRC	25.0%	25.0%
Change in valuation allowance	-	(2.9)
Benefit of carryforward losses	(1.1)	-
Other	-	1.7

Effective income tax rate	23.9%	23.8%

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015 (IN U.S. $) (UNAUDITED)

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
Deferred tax assets are comprised of the following:
	June 30, 2016	March 31, 2016
	(Unaudited)

Net operating loss carryforwards	$6,394,280	$6,333,864
Inventory intercompany profit	7,069	2,596
Less: valuation allowance	(6,394,280)	(6,303,650)

Net deferred tax asset	$7,069	$32,810
At June 30, 2016 and March 31, 2016, the Company had unused operating loss carry-forwards of approximately $16,149,615 and $16,214,870 respectively, expiring in various years through 2019.  The Company has established a valuation allowance of $6,394,280 and $6,303,650 against the deferred tax asset related to net operating loss carry-forwards at June 30, 2016 and March 31, 2016, respectively, due to the uncertainty of realizing the benefit. The carryforwards are principally in China and the United States.

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
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015 (IN U.S. $) (UNAUDITED)

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
10.       PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
The following is the condensed financial information of Winha International Group Limited only, the US parent, balance sheet as of March 31, 2016 and the related statements of income and cash flows for the twelve months ended March 31, 2016:
Condensed Balance Sheet

ASSETS	March 31, 2016

Investment in subsidiaries	$11,050,554

TOTAL ASSETS	$11,050,554

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2016

Accrued Expenses	45,000
Stockholder loans	158,351

Total Liabilities	$203,351

Stockholders' equity
Common stock, $0.0001 par value; 200,000,000 shares authorized; 49,989,500 shares issued and outstanding as of March 31, 2016	49,990
Additional paid-in capital	21,626,775
Statutory reserve	497,443
Retained earnings (deficit)	(11,096,421)

Other comprehensive income (loss)	(230,584)

Total stockholders' equity	10,847,203

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,050,554

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015 (IN U.S. $) (UNAUDITED)

10.       PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (CONTINUED)

Condensed Statement of Income

Year Ended
March 31, 2016

Revenues
Share of earnings from investment in subsidiaries	$7,761,602

Operating expenses
Stock compensation	(15,865,042)
General and administrative	(161,732)

Net (loss)	$(8,265,172)
Condensed Statement of Cash Flows
Year Ended March 31, 2016

Cash flows from operating activities
Net income	$(8,265,172)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries	(7,761,602)
Stock compensation	15,865,042
Increase in accrued expenses and other payables	161,732

Net cash provided by (used in) operating activities	-

Net change in cash	-
Cash, beginning of period	-

Cash, end of period	$-

Noncash financing activities:
Payment of accrued expenses and other payables by shareholder	$116,732

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015 (IN U.S. $) (UNAUDITED)

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

There were no cash transactions in the US parent company during the three months ended June 30, 2016.
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
11.       SUBSEQUENT EVENT

On June 27, 2016, the Company issued a notice to redeem the notes convertible into 750,000 and 6,750,000 shares of Australian Winha in accordance with the convertible note subscription agreements signed between the noteholders and the Company on September 1, 2015 and December 17, 2015. The principal and interest were paid to the noteholders on July 13, 2016.
In July 2016, the Company entered into agreements to lease approximately 117 acres of farm land from three individuals. The leases have a term of ten years, expiring in July 2026, and provide for annual payment of  RMB735,880 (approximately USD$110,750), and a onetime payment for the crop that had been planted on the land, totaling RMB6,589,000 (approximately USD$992,000).   The Company also entered into agreements to lease approximately 11 acres of farm land from another three individuals for the term of one year expiring in July 2017, with an annual payment of RMB1,458,850 (approximately USD$223,600).

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
In May 2015, C&V International Company Limited ("C&V"), a wholly owned subsidiary of Winha International, set up a wholly owned subsidiary, Australia Winha Commerce and Trade Limited ("Australian Winha"). In February 2016, 100% of the outstanding shares of Sanmei International Investment Co., Ltd ("Sanmei Investment"), a company incorporated in Anguilla on April 23, 2013, were transferred to Winha International Group Limited. Winha International Group Limited then transferred the shares of its wholly owned subsidiary, C&V, to Sanmei Investment.
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

Results of Operations
 The following tables set forth key components of our results of operations during the quarters ended June 30, 2016 and 2015, and the percentage changes between 2016 and 2015.

	June 30,	June 30,	%
	2016	2015	Change
Revenue	$13,917,834	$5,640,893	147%
Cost of Goods Sold	6,422,736	3,012,853	113%
Gross profit	7,495,098	2,628,040	185%
Total operating expenses	1,092,498	558,496	96%
Income from operations	6,402,600	2,069,544	209%
Income before provision for income taxes	6,406,682	2,070,958	209%
Provision for income taxes	1,531,143	555,537	176%
Net income before noncontrolling interest	4,875,539	1,515,421	222%
Net income attributable to common stockholders	$2,925,323	$1,515,421	93%

Revenue
We commenced operations during the quarter ended June 30, 2014. During the year ended March 31, 2015, our revenue increased to $9,023,642 due to the opening of new retail stores and the initiation of custom-made sales. Our revenue continued to grow during fiscal year 2016, as recognition of our brand developed and we introduced additional revenue streams. During the year ended March 31, 2016, our total revenue increased to $42,442,485. In particular, during the year ended March 31, 2016 we sold 26 franchises and recognized revenue of $3,055,692, consisting of upfront franchise fees and monthly administrative fees.
During the quarter ended June 30, 2016, we had total revenue of $13,917,834, representing an increase of 147% when compared with the quarter ended June 30, 2015. The following table shows the components of revenue:

	June 30,	June 30,
	2016	2015
Retail stores	$2,608,926	$1,032,229
Custom-made	9,816,177	4,608,664
Franchises	1,492,731	-
Total	$13,917,834	$5,640,893

Gross profit
Gross profit for the quarter ended June 30, 2016 increased to $7,495,098 due to the dramatic increase in revenue. Our gross margin increased to 54% as compared to the 47% gross margin that we realized during the quarter ended June 30, 2015. However, gross profit, excluding franchise-related revenue, was only 43% for the quarter ended June 30, 2016. The reduction reflected the increased portion of our revenue attributable to our retail stores, which have lower margins than our custom-made sales.  We expect our gross margin to change as additional revenue streams are added, although the direction will depend on the relative volume of high-margin revenue sources (e.g. custom made sales, franchising, online and mobile) versus lower margin sources (e.g. retail stores).
Operating Expenses
Selling Expenses
Selling expenses represent the labor cost for our marketing department and retail stores, as well as expenses directly related to our marketing efforts. Selling expense for the quarter ended June 30, 2016 was $560,612, an increase of 181% over the quarter ended June 30, 2015. Selling expenses increased primarily due to the expanded operations of our retail stores and the addition of a second restaurant in fiscal year 2016. We expect our selling expenses to increase in proportion to the number of additional retail stores and restaurants that we open.
General and Administrative Expenses
General and administrative expenses for the quarter ended June 30, 2016 totaled $531,886, representing an increase of 48% from quarter ended June 30, 2015. The increase was primarily due to the expansion of our overall operations, including the introduction of franchise operations and a second restaurant. As we expand our operations, particularly as we initiate our multi-faceted marketing program, we expect general and administrative expenses to increase, reflecting the staffing requirements of more complex and expanded operations.
Net Income
After taking into account insignificant amounts of other income, we recorded pre-tax net income of $6,406,682 and $2,070,958 for the quarters ended June 30, 2016 and 2015, respectively.  Corporate income in China is subject to income tax at a rate of 25%. Our provision for income taxes was $1,531,143 and $555,537 for the quarters ended June 30, 2016 and 2015, respectively, primarily representing the enterprise income tax on the income of our Chinese operating entity. After deducting the income tax, we had a net income before non-controlling interests of $4,875,539 and $1,515,421, respectively, during the quarters ended June 30, 2016 and 2015. However, because of the 40% of Australian Winha that we do not own, we are required to allocate 40% of the net income (loss) realized by Australian Winha and its subsidiaries to the non-controlling interest. As a result, net income attributed to the non-controlling interests was $1,950,216 and $0 for the quarters ended June 30, 2016 and 2015, respectively. Our net income attributable to the common stockholders of the Company (i.e. after the allocation to the non-controlling interest) was $2,925,323, representing $0.06 per share and $1,515,421, representing $0.03 per share, for the quarters ended June 30, 2016 and 2015, respectively.

Foreign Currency Translation Adjustment
Our reporting currency is the U.S. dollar. Our local currency, Renminbi, is our functional currency. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.    Statements of income and other comprehensive income and cash flows have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of our consolidated financial statements are recorded as other comprehensive income (loss).    Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the quarters ended June 30, 2016 and 2015, foreign currency translation adjustments of $(925,980) and $100,082, respectively, have been reported as other comprehensive income (loss) in the consolidated statements of income and other comprehensive income (loss), respectively. The significant increase in the translation adjustments was due to the PRC's devaluation of its currency. Further devaluation could occur.
Liquidity and Capital Resources
As of June 30, 2016, the Company had cash and cash equivalent of $26,524,122, compared to $21,548,630 as of March 31, 2016. The increase of $4,975,492 in cash was approximately equal to our net income for the quarter ended June 30, 2016.
The following table summarizes our cash flows for the quarters ended June 30, 2016 and 2015:

	Quarter ended June 30, 2016	Quarter ended June 30, 2015
Net cash provided by operating activities	$5,929,199	$1,242,698
Net cash (used in) investing activities	$(2,265)	$(317,732)
Net cash provided by financing activities	$79,989	$482,434

Our operations yielded $4,875,539 in net income and provided cash totaling $5,929,199, as the net income was supplemented by a $328,798 decrease in our inventory balance  and an increase of $484,676 in our advance from customers balance.

As noted, we received loans of $103,382 from a stockholder who paid our professional fees in the United States and in Australia during the quarter ended June 30, 2016. With a portion of those loans, we paid Australian listing expenses of $23,393, which is classified as a financing activity. As a result, net cash provided by financing activities for the quarter ended June 30, 2016 was $79,989. For the quarter ended June 30, 2015, a capital contribution to our Chinese operating company of $489,601, partially offset by a repayment of shareholder loan of $7,167, resulted in net cash provided by financing activities of $482,434.
With the cash from operations and financing activities, we used only $2,265 to purchase fixed assets during the quarter ended June 30, 2016, which was classified as cash used in investing activities. During the quarter ended June 30, 2015, we purchased fixed assets for $304,650 and spent $13,082 to further develop our website, resulting in total cash used in investing activities of $317,732.
We had working capital of approximately $20,000,000 as of June 30, 2016, an increase of approximately $4,000,000 compared to March 31, 2016. The increase was principally the result of the cash provided by operations.
Our debt obligations at June 30, 2016 consisted of $580,581 in stockholder loans payable on demand and convertible debt of $5,276,350 issued by Australian Winha, which matures during the next four months. Since our cash balance far exceeds our debt obligations, we believe that our capital resources will be adequate to fund our Company's operations for at least the next 12 months.
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
Critical Accounting Policies and Estimates
In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the quarter ended June 30, 2016, there were no estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.

Impact of Accounting Pronouncements
There were no recent accounting pronouncements that have or will have a material effect on the Company's financial position or results of operations.
Off Balance Sheet Transactions
We do not currently have any off-balance sheet arrangements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of June 30, 2016.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's system of disclosure controls and procedures was not effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A	Risk Factors
There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended March 31, 2016.

Item 2	Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities
The Company did not effect any unregistered sale of securities during the first quarter of fiscal year 2017.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the first quarter of fiscal year 2017.

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
WINHA INTERNATIONAL GROUP LIMITED.

Date: August 22, 2016	By:	/s/ Chung Yan Winnie Lan
Chung Yan Winnie Lan, Chief Executive Officer, Chief Financial and Accounting Officer