Form 10-Q
period 2016-12-31
WINHA INTERNATIONAL GROUP LTD
filed 2017-02-21
CIK 1584057

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

February 21, 2017
Common Voting Stock: 49,989,500

WINHA INTERNATIONAL GROUP LIMITED
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2016

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN U.S. $)

ASSETS	December 31, 2016	March 31, 2016
	(Unaudited)

Current assets:
Cash and cash equivalents	$13,258,063	$21,548,630
Accounts receivable	8,202,351	1,417,860
Inventories	666,200	1,523,959
Advances to suppliers	78,768	151,230
Prepaid expenses	2,231,274	174,010
Deferred tax assets	-	32,810

Total current assets	24,436,656	24,848,499

Property, plant and equipment, net	11,894,362	1,847,977

Website - net	6,349	45,676

Investment	720,800	-

Prepaid expenses - noncurrent	2,500,978	-

Deferred registration costs	51,898	212,312

TOTAL ASSETS	$39,611,043	$26,954,464
See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (IN U.S. $) (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2016	March 31, 2016
	(Unaudited)

Current liabilities:
Accounts payable	$214,639	$208,866
Convertible debt	-	5,435,466
Advances from customers	54,353	769,814
Advanced proceeds	6,123,137	-
Taxes payable	2,071,850	1,683,909
Accrued expenses	208,553	246,387
Loan from stockholder	1,731,124	477,199

Total current liabilities	10,403,656	8,821,641

Stockholders' equity:
Common stock, $0.001 par value per share, 200,000,000 shares authorized; 49,989,500 shares issued and outstanding as of December 31, 2016 and March 31, 2016	49,990	49,990
Additional paid-in capital	21,626,775	21,626,775
Statutory reserve	827,380	497,443
Accumulated (deficit)	(3,880,650)	(11,096,421)
Other comprehensive (loss)	(1,131,553)	(230,584)
Sub-total	17,491,942	10,847,203

Noncontrolling interests	11,715,445	7,285,620

Total stockholders' equity	29,207,387	18,132,823

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,611,043	$26,954,464
See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015 (IN U.S. $) (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015

Revenues	$16,686,167	$11,458,651	$45,470,149	$26,855,768
Cost of revenues	9,535,901	5,233,444	24,529,336	12,371,251

Gross profit	7,150,266	6,225,207	20,940,813	14,484,517

Operating expenses:
Selling and marketing	449,185	236,400	1,440,856	650,135
General and administrative	890,906	504,860	1,970,981	1,133,385
Finance expenses	6,182	-	22,414	-

Total operating expenses	1,346,273	741,260	3,434,251	1,783,520

Income from operations	5,803,993	5,483,947	17,506,562	12,700,997

Other non-operating income	155	6,109	5,212	7,194
Other non-operating (expenses)	(1,914)	-	(458,280)	-

Total non-operating income(expense)	(1,759)	6,109	(453,068)	7,194

Income before provision for income taxes	5,802,234	5,490,056	17,053,494	12,708,191
Provision for income taxes	1,529,319	1,401,247	4,477,314	3,218,501
See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015 (IN U.S. $) (UNAUDITED)
(CONTINUED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015

Net income before noncontrolling interest	4,272,915	4,088,809	12,576,180	9,489,690
Noncontrolling interest	1,709,166	-	5,030,472	-

Net income attributable to common stockholders	$2,563,749	$4,088,809	$7,545,708	$9,489,690

Earnings per common share, basic and diluted	$0.05	$0.08	$0.15	$0.19

Weighted average shares outstanding, basic and diluted	49,989,500	49,989,500	49,989,500	49,989,500

Other Comprehensive income:
Net income	$4,272,915	$4,088,809	$12,576,180	$9,489,690

Foreign currency translation adjustment	(798,871)	(279,514)	(1,501,616)	(526,358)

Comprehensive income	3,474,044	3,809,295	11,074,564	8,963,332

Comprehensive income attributable to noncontrollinginterest	1,389,617	-	4,429,825	-

Comprehensive income attributable to common stockholders	$2,084,427	$3,809,295	$6,644,739	$8,963,332
See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
FOR THE NINE MONTHS ENDED DECEMBER 31, 2016 (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Accumulated (Deficit)	Other Comprehensive (Loss)	Statutory Reserve Fund	Non- controlling Interests	Total

Balance, March 31, 2016	$49,990	$21,626,775	$(11,096,421)	$(230,584)	$497,443	$7,285,620	$18,132,823

Net income	-	-	7,545,708	-	-	5,030,472	12,576,180
Appropriation of statutory reserve	-	-	(329,937)	-	329,937	-	-
Other comprehensive (loss)	-	-	-	(900,969)	-	(600,647)	(1,501,616)

Balance, December 31, 2016	$49,990	$21,626,775	$(3,880,650)	$(1,131,553)	$827,380	$11,715,445	$29,207,387
See accompanying notes to the consolidated financial statements

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015 (IN U.S. $) (UNAUDITED)

	Nine Months Ended December 31,
	2016	2015

Cash flows from operating activities:
Net income	$12,576,180	$9,489,690
Adjustments to reconcile net income to net cash provided by operating activities:
Write off deferred registration costs	153,844	-
Write off website	34,140	-
Deferred taxes	30,834	-
Depreciation of property	301,964	108,474
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(6,958,589)	(623,445)
Decrease in inventories	872,509	1,131,273
Decrease in advances to suppliers	55,523	73,596
(Increase) decrease in prepaid expenses	(5,796,725)	115,552
Increase in accounts payable	16,364	83,884
(Decrease) in advances from customers	(668,436)	(9,215)
Increase in taxes payable	502,960	1,300,201
Increase in accrued expenses	88,226	78,973

Net cash provided by operating activities	1,208,794	11,748,983

Cash flows from investing activities:
Payments for website expansion	-	(7,569)
Purchase of investment	(720,800)	-
Purchase of fixed assets	(9,623,726)	(378,154)

Net cash (used in) investing activities	(10,344,526)	(385,723)
See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015 (IN U.S. $) (UNAUDITED) (CONTINUED)

	Nine Months Ended December 31,
	2016	2015
Cash flows from financing activities:
Advance proceeds for sale of subsidiary's stock	6,123,137	-
Additional capital contribution	-	816,001
Proceeds from redeemable convertible notes	-	5,596,055
Repayment of redeemable convertible notes	(5,107,995)	-
Proceeds from stockholder loan-net	1,260,804	42,987

Net cash provided by financing activities	2,275,946	6,455,043

Effect of exchange rate changes on cash	(1,430,781)	(715,361)

Net change in cash	(8,290,567)	17,102,942
Cash, beginning of period	21,548,630	1,103,726

Cash, end of period	$13,258,063	$18,206,668

Supplemental disclosure of cash flow information:
Cash paid for interest	191,844	-
Cash paid for income taxes	$3,911,672	$2,156,687

Noncash financing activities:

Payment of accrued expenses and other payables by shareholder in the form of a loan	$333,115	$26,345

Property, equipment, construction in process transferred from prepayment	$1,051,888	$-
See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

1.       ORGANIZATION AND BUSINESS
Winha International Group Limited ("Winha International") was incorporated in Nevada on April 15, 2013. The subsidiaries of the Company and their principal activities are described as follows:
Winha International and its subsidiaries are collectively referred to as the "Company". The Company initially retailed its local specialty products through its seven self-operated physical stores.  During the three months ended September 30, 2016, the Company entered into agreements with six individuals to assume the operations of six of its seven retail stores located in Sanshui, Shunde, Chancheng, Xiaolan, Dongguan and Guangzhou, which the Company had itself previously operated. The stores continue to operate under the Company's trade name. The Company derives revenues from wholesaling its products to these six stores. The stores are supplemented by two restaurants, the first of which the Company opened in April 2015. In addition, the Company has granted 44 franchises to use the Company's tradename, store style and its other resources. The Company plans to open additional restaurants and add additional franchisees during fiscal 2018.
Until November 27, 2015, the Company operated its business through a variable interest entity, Zhongshan Winha Electronic Commerce Company Limited ("Zhongshan Winha"), which had two wholly owned limited liability subsidiaries, Zhongshan Supermarket Limited ("Zhongshan Supermarket") and Zhongshan Winha Catering Management Co., Ltd. ("Winha Catering"), as well as three incorporated branches.  The Company had the controlling interest in Zhongshan Winha via its wholly owned subsidiary Shenzhen Wanha Information Technologies Company Ltd. ("Shenzhen Wanha") through a series of contractual arrangements. On November 27, 2015, the shareholders of Zhongshan Winha transferred their stock to Shenzhen Wanha upon the exercise of its option to purchase all of the registered equity. The purchase price was 1 Renminbi (RMB), approximately US $0.16.  Zhongshan Winha, therefore, is now a wholly owned subsidiary of Shenzhen Wanha.
In May 2015, C&V International Company Limited ("C&V"), a wholly owned subsidiary of Winha International, set up a wholly owned subsidiary, Australia Winha Commerce and Trade International Limited ("Australian Winha"). In February 2016, Sanmei International Investment Co., Ltd ("Sanmei Investment"), a company incorporated in Anguilla on April 23, 2013, transferred 100% of its shares to Winha International. Subsequently, Winha International transferred the shares of C&V to Sanmei Investment, and C&V transferred the shares of Australian Winha to Sanmei Investment.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

1.      ORGANIZATION AND BUSINESS (CONTINUED)
In March 2016, 40% of the 72,000,000 shares of Australian Winha were transferred from Sanmei Investment to the following individuals and entities, which have direct or indirect relationships with the major shareholder or are consultants of the Company:
	Percentage of Shares	Shares issued

Zhuowei Zhong	7%	5,040,000
Beijing Ruihua Future Investment Management Co. Ltd.	5%	3,600,000
Donghe Group Limited	5%	3,600,000
Xinxi Zhong.	5%	3,600,000
Zhifei Huang	4%	2,880,000
Chun Yan Winne Lam	3%	2,160,000

Sub Total	29%	20,880,000

Individual Suppliers	11%	7,920,000

Total	40%	28,800,000
The effect of this transaction was to reduce the interest of the Company in its Australian subsidiary by 40%. The Company used the Australian Winha offering price for its initial public offering in Australia to approximate the fair value of the 40% stock issued. The Company recognized stock compensation expense of approximately $21,883,000 during the year ended March 31, 2016.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

1.	ORGANIZATION AND BUSINESS (CONTINUED)

The following chart illustrates the Company's current corporate structure.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting and Presentation
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company's Form 10-K filed with the SEC. The results of operations for the three and nine months ended December 31, 2016 are not necessarily indicative of the results to be expected for future quarters or for the year ending March 31, 2017.
Until November 27, 2015, the consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and Zhongshan Winha, its VIE, for which it was deemed the primary beneficiary.  On November 27, 2015, the VIE structure was terminated upon Shenzhen Wanha exercising its option to purchase all of the registered equity of Zhongshan Winha.  Shenzhen Wanha became the sole owner of Zhongshan Winha.  All significant inter-company accounts and transactions have been eliminated in consolidation.
All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars ("US Dollar" or "US$" or "$").
Foreign Currency Translation
Almost all Company assets and operations are located in either the PRC or Australia.  The functional currency for the majority of the Company's operations is the Renminbi ("RMB"). For Winha International Investment Holdings Company, the functional currency is the Hong Kong Dollar ("HKD"). For Australian Winha, the functional currency is the Australian Dollar ("AUD").  The Company uses the United States Dollar ("US Dollar" or "US$" or "$") for financial reporting purposes.  The financial statements of the Company have been translated into US dollars in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 830, "Foreign Currency Matters".

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Foreign Currency Translation (continued)
All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.  Statements of income and comprehensive income, changes in stockholders' equity and cash flow amounts have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of the Company's financial statements are recorded as other comprehensive income (loss).
The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:
	December 31, 2016	March 31, 2016
	(Unaudited)

Balance sheet items, except for stockholders' equity	$0.1440	$0.1550

	For the Three Months Ended December 31,
	2016	2015
	(Unaudited)	(Unaudited)

Amounts included in the statements of operations	$0.1457	$0.1563

	For the Nine Months Ended December 31,
	2016	2015
	(Unaudited)	(Unaudited)

Amounts included in the statements of operations, changes in stockholders' equity and cash flows	$0.1481	$0.1596

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Foreign Currency Translation (continued)
The exchange rates used to translate amounts in AUD into US dollars for the purposes of preparing the consolidated financial statements are as follows:
	December 31, 2016	March 31, 2016
	(Unaudited)	(Unaudited)

Balance sheet items, except for stockholders' equity	$0.7208	$0.7668

	For the Three Months Ended December 31,
	2016	2015
	(Unaudited)	(Unaudited)

Amounts included in the statements of operations	$0.7491	N/A

	For the Nine Months Ended December 31,
	2016	2015
	(Unaudited)	(Unaudited)

Amounts included in the statements of operations, changes in stockholders' equity and cash flows	$0.7509	N/A

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Foreign Currency Translation (continued)
For the three and nine months ended December 31, 2016 and 2015, foreign currency translation adjustments of $(798,871) and $(279,514), respectively, $(1,501,616) and $(526,358), respectively have been reported as other comprehensive income (loss). Other comprehensive income (loss) of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, "Exceptions to Comprehensive Recognition of Deferred Income Taxes", the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.
Although government regulations now allow convertibility of the RMB for current account transactions, significant restrictions still remain.  Hence, such translations should not be construed as representations that the RMB could be converted into US dollars at that rate or any other rate.
The value of the RMB against the US dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. Any significant revaluation of the RMB may materially affect the Company's financial condition in terms of US dollar reporting.  The PRC has devalued the RMB by approximately 6% subsequent to March 31, 2016. Further devaluations could occur in the future.
Vulnerability Due To Operations in the PRC
The Company's operations may be adversely affected by significant political, economic and social uncertainties in the PRC.  Although the PRC government has been pursuing economic reform policies for more than twenty years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC's political, economic and social conditions.  There is also no guarantee that the PRC government's pursuit of economic reforms will be consistent, effective or will continue.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015
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
Prepaid Expenses
Prepaid expenses as of December 31, 2016 mainly represent the prepayments of approximately $2,231,000 for the land lease and crop planting expenses. Prepaid expenses as of March 31, 2016, mainly represent the prepayment of approximately $174,000 for prepaid decoration expenses of the Company's new stores. The non-current portion of prepaid expense of approximately $2,501,000 is for the land lease.
Advances from Customers
Advances from customers represents prepaid cards purchased by customers at our retail locations. Advances from customers was $54,353 and $769,814 as of December 31, 2016 and March 31, 2016, respectively. These cards are no longer being issued.
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
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Website Development Costs (continued)
3.	Operating stage, whereby the related costs are expensed as incurred. Upgrades are usually expensed, unless they add additional functionality.
The Company had website costs of $6,349 and $45,676 as of December 31, 2016 and March 31, 2016, respectively. The Company wrote off the net book value of website and development costs of $34,140 due to the discontinuance of the website during the three months ended September 30, 2016. The remaining $6,349 was the cost for the restaurant website. Amortization expense was $957 and $196, $2,360 and $599 for the three and nine months ended December 31, 2016 and December 31, 2015, respectively.
Revenue Recognition
The Company's revenue recognition policies comply with FASB ASC 605 "Revenue Recognition." The Company recognizes product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price paid by the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured. The Company recognizes revenue from the following channels:
1.   Wholesale
The Company recognizes sales revenue from its retail stores, net of sales taxes and estimated sales returns at the time it sells merchandise to the customer. Customer purchases of shopping cards are not recognized as revenue until the card is redeemed when the customer purchases merchandise by using the shopping card.
When the current fiscal year began, the Company had operated seven retail stores. During the three months ended September 30, 2016, the Company assigned the operation of six of its retail stores in Sanshui, Shunde, Chancheng, Xiaolan, Dongguan and Guangzhou to six independent individuals. Revenues are now derived from the sale of food products to these six stores and one store that the Company operates. The Company recognizes wholesale revenue for product sales upon transfer of title to the six stores. Purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents and the completion of any store acceptance requirements, when applicable, are used to verify product delivery. The Company assesses whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Revenue Recognition (continued)
  During the three and nine months ended December 31, 2016, wholesale revenue of $3,097,941 and $4,965,320 was generated from these six stores.

2.  Custom-made sales

The target customers are commercial customers who can order online or in the Company's local stores and make full payment on site. All orders are forwarded to Zhongshan Winha immediately, which arranges the delivery. Revenue from the sale of products is recognized upon delivery to customers provided that there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, and the sales price is fixed and determinable. Revenue generated from custom-made sales was $10,017,018 and $7,051,713, $29,713,348 and $17,851,673, respectively, for three and nine months ended December 31, 2016 and 2015, respectively.

3.  Franchise and management fees

During the three months ended September 30, 2015, the Company commenced franchising the use of the Company's trademark, name identification and other business resources. The franchisee is required to pay franchise fees and management fees to Zhongshan Winha. Franchise fee revenue from franchise sales is recognized only when all material services or conditions relating to the sale have been substantially performed or satisfied by the Company. The franchise and management fees recognized by the Company were $1,036,656 and $941,292, $4,322,366 and $1,458,744, respectively, for the three and nine months ended December 31, 2016 and 2015, and are included in revenue.

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

Zhongshan Winha's return policy allows customers to return their merchandise in the original box and/or packaging within 7 days of purchase.  The Company has not experienced material returns or price adjustments.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015
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
ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of December 31, 2016 and March 31, 2016, none of the Company's assets and liabilities were required to be reported at fair value on a recurring basis.  Carrying values of non-derivative financial instruments, including cash, accounts receivable, inventory, prepaid expenses, advances to suppliers, accounts payable, accrued expenses, advanced proceeds, convertible debt, taxes payable, advances from customers, and loan from stockholder approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.
Cash and Cash Equivalents
The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015
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
In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer's payment history, its current credit-worthiness and current economic trends.  The Company considers all accounts receivable at December 31, 2016 and March 31, 2016 to be fully collectible and, therefore, did not provide an allowance for doubtful accounts.  For the periods presented, the Company did not write off any accounts receivable as bad debts.
Inventories
Inventories, comprised of merchandise and food products, are stated at the lower of cost or market. The value of inventory is determined using the weighted average cost method.  Inventories also include approximately $67,000 of the costs for growing crops on the leased farmland.
The Company estimates an allowance for excess or unusable inventories.  Inventory is reported net of such allowances, if any. There was no allowance for excess or unusable inventories as of December 31, 2016 and March 31, 2016.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015
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
During the three months ended September 30, 2016, the Company acquired various fruit orchards for $9,425,559. The fruit orchards grow 41 different kinds of fruits in various areas in China. The book value of the orchards includes costs related to saplings, fertilizer, pesticide, water, electricity, labor and land leasing. The planting costs are capitalized. In addition, the Company also capitalized $453,134 for ten greenhouses utilized in the process of growing vegetables.
The estimated useful lives for property, plant and equipment categories are as follows:
Furniture, fixtures and equipment	3 to 5 years
Leasehold improvements	Over the shorter of the remaining lease term or estimated useful life of the improvements.
Motor vehicles	5 years
Greenhouses	3 years
Fruit orchards	Not yet producing
Impairment of Long-Lived Assets
The Company follows FASB ASC 360, "Accounting for the Impairment and Disposal of Long-Lived Assets", which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets.  In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company may recognize the impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to those assets. The Company wrote off its website development costs of $34,140 during the three months ended September 30, 2016.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Income Taxes
The Company accounts for income taxes in accordance with FASB ASC 740, "Income Taxes", ("ASC 740") which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.
Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on the de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with these tax positions.  As of December 31, 2016 and March 31, 2016, the Company did not record any liabilities for unrecognized income tax benefits.
The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:
United States
The Company is subject to United States tax at graduated rates from 15% to 35%.  No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three and nine months ended December 31, 2016 and 2015.
Anguilla
Sanmei International Investment Co, Ltd is incorporated in Anguilla and is governed by the income tax laws of Anguilla. According to current Anguilla income tax law, the applicable income tax rate for the Company is 0%.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Income Taxes (continued)
Australia
Winha Commerce and Trade International Limited is incorporated in Australia.  Pursuant to the income tax laws of Australia, the Company is not subject to tax on non-Australian source income.
Cayman Islands
C&V International Holding Company Limited is incorporated in the Cayman Islands and is governed by the income tax laws of the Cayman Islands.  According to current Cayman Islands income tax laws, the applicable income tax rate for the Company is 0%.
Hong Kong
Winha International Investment Holdings Company Limited is incorporated in Hong Kong.  Pursuant to the income tax laws of Hong Kong, the Company is not subject to tax on non-Hong Kong source income.
PRC
Shenzhen Wanha Information Technology Co., Ltd. and Zhongshan Winha Electronic Commerce Company Limited, together with Zhongshan Winha Catering Management Company Limited and Zhongshan Winha Supermarket Limited are subject to an Enterprise Income Tax at 25% and each files its own tax return.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Net Income (Loss) Per Common Share
The Company computes net income (loss) per common share in accordance with FASB ASC 260, "Earnings Per Share."  Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding plus the effect of any potential dilutive shares outstanding during the period. There were no dilutive shares outstanding during the three and nine months ended December 31, 2016 and 2015.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for the periods reflected in the accompanying consolidated statements of income and other comprehensive income.
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
The statutory reserve fund is restricted as to use and can only be used to set-off against losses, expansion of production and operations and increasing registered capital of the respective company. The fund is not allowed to be used by the Company for cash dividends, loans or advances, nor is it allowed for distribution except under liquidation.
The required transfer to the statutory reserve fund was $329,937 and $967,741, respectively, for the nine months ended December 31, 2016 and 2015, respectively.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

3.       RECENTLY ISSUED ACCOUNTING STANDARDS
In August 2016, the FASB issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the effect this ASU will have on its consolidated statement of cash flows.
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
 In May, 2016, the FASB issued ASU No. 2016-10, Revenue with Contracts with Customers: Narrow-scope Improvements and Practical Expedients, which is an amendment to ASU No. 2014-09 that clarifies the objective of the collectability criterion, to allow entities to exclude amounts collected from customers from all sales taxes from the transaction price, to specify the measurement date for noncash consideration at contract inception. Variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration, and clarification on contract modifications at transition. The implementation guidelines follow ASU No. 2014-09.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for the Company beginning April 1, 2020 and interim periods within that fiscal year. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently assessing the impact that the adoption of ASU 2016-02 will have on its financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

4.       PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are summarized as follows:
	December 31, 2016	March 31, 2016
	(Unaudited)

Furniture, fixtures and equipment	$1,073,338	$1,131,124
Leasehold improvements	567,966	629,536
Motor vehicles	336,168	361,967
Greenhouses	435,211	-
Fruit orchards	10,092,294	-

	12,504,977	2,122,627
Less: accumulated depreciation	(610,615)	(274,650)

	$11,894,362	$1,847,977
For the three and nine months ended December 31, 2016 and 2015, depreciation expense was $70,661 and $34,469, $301,964 and $107,875, respectively.
5.       INVESTMENT
On November 7, 2016, the Company's 60% owned subsidiary, Australian Winha, entered into a series of contractual agreements (the "Acquisition Agreements") with Flavours Fruit & Veg Pty Ltd ("Flavours"), an Australia company, World of Flavours Pty Ltd ("World") and Select Providor Pty Ltd ("Select") (collectively "Flavours Shareholders"), to acquire the shares of Flavours.  The Acquisition Agreements include (i) a Share Sale Agreement, (ii) a Share Subscription Agreement, (iii) a Subscription Agreement for Convertible Notes, and (iv) a Call Option Agreement.
Share Sale Agreement:  Pursuant to the Share Sale Agreement, Australian Winha acquired 49 shares from each of the Flavours Shareholders, for a total of 98 shares, representing 16.1% of the currently outstanding shares, in exchange for a total of AUD$600,000 (approximately US$458,000).

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

5.         INVESTMENT (CONTINUED)
Share Subscription Agreement:  Pursuant to the Share Subscription Agreement, which expires on June 30, 2017, Flavours agrees to sell an additional 229 shares to Australian Winha for AUD$1,400,000 (approximately US$1,069,000). The agreement is dependent upon Australian Winha gaining approval to list their shares on the Australian Securities Exchange ("ASX").
Subscription Agreement for Convertible Notes:  Pursuant to the Convertible Note Agreement, Australian Winha will loan to Flavours, in the form of a secured convertible note and guaranteed by the current directors' of Flavours, AUD$1,000,000 (approximately US$763,000) convertible into 163 shares of Flavours stock. The note will bear interest at 10% per annum, payable monthly.  The note expires twenty four months from the date of issuance.  The note is convertible upon Australian Winha gaining approval to list their shares on the ASX. Should Australian Winha not give notice of conversion of the note within 30 days of meeting the ASX listing conditions, Flavours can elect to convert the note for up to 163 shares.
Call Option Agreement:  Australian Winha also has a Call Option Agreement to purchase the remaining 255 shares from each of the Flavours Shareholders, a total of 510 shares, at a price equal to eight times Flavours' March 31, 2019 year end net profit after tax, under Australian generally accepted accounting principles, which may be satisfied by a cash payment, the issue of fully paid ordinary shares in Australian Winha, or a combination of both.
As of December 31, 2016, the Company had made a payment of approximately $720,000 (AU$1,000,000).
6.          LEASES
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

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

6.       LEASES (CONTINUED)
Through September 30, 2016, the Company entered into 41 operating lease agreements with 41 independent local farmers to lease a total of 4,760,024 square meters of farmland to plant fruit trees for a ten year period. The leases required the Company to prepay rent in advance, ranging from two to four years. The Company made initial prepayments of $4,773,571, which included land leasing amount and labor costs. On December 31, 2016 $3,984,092 is included in the prepaid expenses in the consolidated balance sheet.
The total future minimum lease payments are as follows:
Year Ending March 31,	Amount

2017	$60,171
2018	248,244
2019	243,097
2020	1,211,583
Thereafter	9,938,004

Total	$11,701,099
Rent expense was $58,335, and $61,589, $218,967 and $188,546, for the three and nine months ended December 31, 2016 and 2015, respectively.
7.      CONVERTIBLE NOTES
In May 2015, C&V International Company Limited set up a wholly owned subsidiary, Winha Commerce and Trade International Limited ("Australian Winha").
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

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

7.       CONVERTIBLE NOTES (CONTINUED)
Australia Winha repaid the above notes on July 13, 2016. Interest expense was $37,548 and $16,685, for the three months ended September 30, 2016 and 2015, respectively, and $117,011 and $16,685 for the nine months ended December 31, 2016 and 2015, respectively, and recorded under non-operating expenses.
8.       RELATED PARTY TRANSACTIONS
The Company obtained demand loans from its chairman of the board, which are non-interest bearing.  The loans of $1,731,124 and $477,199 as of December 31, 2016 and March 31, 2016, respectively, are recorded as loan from stockholder in the consolidated balance sheets.
9.       INCOME TAXES
The Company is required to file income tax returns in both the United States and the PRC.  The Company has had no operations in the United States, and no income taxes have been accrued.
The provision for income taxes consisted of the following for three and nine months ended December 31:
	Three Months Ended December 31,
	2016	2015
	(Unaudited)	(Unaudited)

Current	$1,522,778	$1,401,274
Deferred	6,541	-

	$1,529,319	$1,401,274

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

9.       INCOME TAXES (CONTINUED)

	Nine Months Ended December 31,
	2016	2015
	(Unaudited)	(Unaudited)

Current	$4,446,480	$3,218,501
Deferred	30,834	-

	$4,477,314	$3,218,501

          The following table reconciles the effective income tax rates with the statutory rates:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2016	2015	2016	2015

Statutory rate - PRC	25.0%	25.0%	25.0%	25.0%
Change in valuation allowance	1.4%	-	1.3%	-

Effective income tax rate	26.4%	25.0%	26.3%	25.0%
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
Deferred tax assets are comprised of the following:
	December 31, 2016	March 31, 2016
	(Unaudited)

Net operating loss carryforwards	$6,547,804	$6,333,864
Inventory intercompany profit	-	2,596
Less: valuation allowance	(6,547,804)	(6,303,650)

Net deferred tax asset	$-	$32,810

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

9.       INCOME TAXES (CONTINUED)
At December 31, 2016 and March 31, 2016, the Company had unused operating loss carry-forwards of approximately $17,070,000 and $16,215,000 respectively, expiring in various years through 2021.  The Company has established a valuation allowance of $6,547,804 and $6,303,650 against the deferred tax asset related to net operating loss carry-forwards at December 31, 2016 and March 31, 2016, respectively, due to the uncertainty of realizing the benefit. The carryforwards are principally in the United States.
The Company's tax filings are subject to examination by the tax authorities.  The tax years 2015, 2014 and 2013 remain open to examination by the tax authorities in the PRC.  The Company's U.S. tax returns for the years ended March 31, 2016, 2015, and 2014 are subject to examination by the tax authorities.
10.    CONCENTRATION OF CREDIT RISK
Substantially all of the Company's bank accounts are located in The People's Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

11.    PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
The following is the condensed financial information of Winha International Group Limited only, the US parent, balance sheet as of March 31, 2016 and the related statements of operations and cash flows for year ended March 31, 2016:
Condensed Balance Sheet
ASSETS	March 31, 2016

Investment in subsidiaries	$11,050,554

TOTAL ASSETS	$11,050,554

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued Expenses	$45,000
Stockholder loans	158,351

Total Liabilities	203,351

Stockholders' equity
Common stock, $0.0001 par value; 200,000,000 shares authorized; 49,989,500 shares issued and outstanding as of March 31, 2016	49,990
Additional paid-in capital	21,626,775
Statutory reserve	497,443
Accumulated (deficit)	(11,096,421)

Other comprehensive (loss)	(230,584)

Total stockholders' equity	10,847,203

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,050,554

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

11.    PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (CONTINUED)
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

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

11.    PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (CONTINUED)
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
Restricted Net Assets
Under PRC laws and regulations, the Company's PRC subsidiaries are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the Company's PRC subsidiaries was approximately $11,051,000 as of March 31, 2016.
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
12.    SUBSEQUENT EVENT
On January 4, 2017, the Company's 60% owned subsidiary, Australian Winha, was admitted to the ASX Limited Exchange in Australia and there were 24,271,191 ordinary shares issued at an issue price of AUD$0.35 per share and raised a total of AUD$8,494,917 (approximately USD$6,123,000).  After the offering, the Company's 60% ownership of Australian Winha was diluted to 44.87%.

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
Events Affecting Consolidation
We operate our business in China through Zhongshan Winha. We expect that virtually all of our revenue will be derived from Zhongshan Winha. On August 1, 2013, our subsidiary, Shenzhen Wanha, entered into a set of contractual agreements with Zhongshan Winha and its equity owners, including an exclusive business cooperation agreement, exclusive option agreement, loan agreement, share pledge agreement, power of attorney and spousal consents. Shenzhen Wanha, through these arrangements, assumed operational control of Zhongshan Winha and became the primary beneficiary of those operations. As a result, Zhongshan Winha was considered a variable interest entity with respect to Shenzhen Wanha and, as a result, from August 1, 2013 through November 27, 2015, the financial statements of Zhongshan Winha were consolidated with our Company's financial statements.
On November 27, 2015, Shenzhen Wanha exercised its option to purchase the registered equity of Zhongshan Winha from the shareholders of Zhongshan Winha.  Upon the exercise of the purchase option, Zhongshan Winha became a wholly owned subsidiary of Shenzhen Wanha. The financial statements of Zhongshan Winha remain consolidated with our Company's financial statements, but now as a subsidiary.
In May 2015, C&V International Company Limited ("C&V"), a wholly owned subsidiary of Winha International, set up a wholly owned subsidiary, Winha Commerce and Trade International Limited ("Australian Winha"). In February 2016, 100% of the outstanding shares of Sanmei International Investment Co., Ltd ("Sanmei Investment"), a company incorporated in Anguilla on April 23, 2013, were transferred to Winha International Group Limited. Winha International Group Limited then transferred the shares of its wholly owned subsidiary, C&V, to Sanmei Investment.
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
Results of Operations
 The following tables set forth key components of our results of operations during the three and nine months ended December 31, 2016 and 2015, and the percentage changes between 2016 and 2015.

For the three months ended December 31, 2016 and 2015:
	December 31,	December 31,	%
	2016	2015	Change
Revenue	$16,686,167	$11,458,651	46%
Cost of Goods Sold	9,535,901	5,233,444	82%
Gross profit	7,150,266	6,255,207	14%
Total operating expenses	1,346,273	741,260	122%
Income from operations	5,803,993	5,483,947	0%
Income before provision for income taxes	5,802,234	5,490,056	6%
Provision for income taxes	1,529,319	1,401,247	9%
Net income	4,272,915	4,088,809	5%
Net income attributable to common stockholders	$2,563,749	$4,088,809	37%
Earnings per common share, basic and diluted	$0.05	$0.08	(38%)

For the nine months ended December 31, 2016 and 2015:
	December 31,	December 31,	%
	2016	2015	Change
Revenue	$45,470,149	$26,855,768	69%
Cost of Goods Sold	24,529,336	12,371,251	98%
Gross profit	20,940,813	14,484,517	45%
Total operating expenses	3,434,251	1,783,520	109%
Income from operations	17,506,562	12,700,997	35%
Income before provision for income taxes	17,053,494	12,708,191	34%
Provision for income taxes	4,477,314	3,218,501	39%
Net income	12,576,180	9,489,690	33%
Net income attributable to common stockholders	$7,545,708	$9,489,690	20%
Earnings per common share, basic and diluted	$0.15	$0.19	(21%)

Revenue
Our revenue grew during fiscal year 2016 and the first nine months of fiscal year 2017, as recognition of our brand developed and we introduced additional revenue streams. During the three and nine months ended December 31, 2016, our total revenue increased to $16,686,167 and $45,470,149, respectively, an increase of 46% and 69% over the revenue of $11,458,651 and  $26,855,768 that we realized during the three and nine months ended December 31, 2015. In addition to continuing expansion of our custom-made sales operations, two new channels for product distribution contributed to revenue during the three and nine months ended December 31, 2016:

•
During the year ended March 31, 2016 we initiated franchising operations, and sold 26 franchises, which were supplemented by an additional 18 franchises during the nine months ended December 31, 2016. During the three and nine months ended December 31, 2016,franchise operations contributed $ 1,036,656 and $4,322,366 to revenue, consisting of upfront franchise fees of and monthly administrative fees, respectively, an increase of 10% and 196% over the revenue of $941,292 and $1,458,744 that we realized during the three and nine months ended December 31, 2015.

•
At June 30, 2016 our retail operations consisted of seven stores and two restaurants. During the three months ended September 30, 2016, we transferred control of six of the retail stores (those in Sanshui, Shunde, Chancheng, Xiaolan, Dongguan and Guangzhou) to six unrelated individuals. We now market to those six stores as a wholesale provider. As a result, our retail sales for the nine months ended December 31, 2016 fell by $1,076,236 compared to the comparable period of fiscal year 2016 (with a reduction of $931,094 for the quarter ended December 31, 2016 from the quarter ended December 31, 2015); but we recorded wholesale sales of $4,965,320 in the recent nine month period, with no comparable sales in the nine months ended December 31, 2015.

During the three and nine months ended December 31, 2016, we had total revenue of $16,686,167 and $45,470,149, respectively, representing an increase of 46% and 69%, respectively, when compared with the three and nine months ended December 31, 2015. The following table shows the components of revenue:
For the three months ended December 31, 2016:
	December 31,	December 31,
	2016	2015
Retail stores and other retail sales	$2,534,552	$3,465,646
Custom-made	10,017,018	7,051,713
Franchises	1,036,656	941,292
Wholesale	3,097,941
Total	$16,686,167	$11,458,651

For the nine months ended December 31, 2016:
	December 31,	December 31,
	2016	2015
Retail stores and other retail sales	$6,469,115	$7,545,351
Custom-made	29,713,348	17,851,673
Franchises	4,322,366	1,458,744
Wholesale	4,965,320
Total	$45,470,149	$26,855,768

Gross profit
Gross profit for the three and nine months ended December 31, 2016 increased to $7,150,266 and $20,940,813, respectively, due to the increase in revenue. Our gross margin decreased to 43% and 46%, respectively, as compared to the 54% gross margin, respectively, that we realized during both the three and nine months ended December 31, 2015. Gross margin, excluding franchise-related revenue, was only 39% and 40%, respectively, for the three and nine months ended December 31, 2016. The reduction in gross margin reflected the increased portion of our revenue attributable to the retail stores and wholesale, which have lower margins than our custom-made sales. We expect the gross margin to change as additional revenue streams are added, although the direction will depend on the relative volume of high-margin revenue sources (e.g. custom made sales, franchising) versus lower margin sources (e.g. retail stores and wholesale).

Operating Expenses
Selling Expenses. Selling expenses represent the labor cost for our marketing department and retail store, as well as expenses directly related to our marketing efforts. Selling expense for the three and nine months ended December 31, 2016 were $449,185 and 1,970,981, respectively, an increase of 90% and 122%, respectively, over the three and nine months ended December 31, 2015. Selling expenses increased primarily due to the addition of a second restaurant in fiscal year 2016. We expect our selling expenses to increase in proportion to the number of additional restaurants that we open.
General and Administrative Expenses. General and administrative expenses for the three and nine months ended December 31, 2016 totaled $890,906 and $1,970,981, respectively, representing an increase of 76.5% and 73.9% respectively, from three and nine months ended December 31, 2015. The increase was primarily due to the expansion of our overall operations, including the introduction of franchise operations and a second restaurant. In addition, our 60%-owned Australian subsidiary incurred $299,047 in expenses in connection with its preparation for listing on the Australian Stock Exchange ("ASX") that initially was rejected. As we expand our operations, particularly as we initiate our multi-faceted marketing program, we expect general and administrative expenses to increase, reflecting the staffing requirements of more complex and expanded operations.
Net Income
After taking into account insignificant amounts of other income (loss), we recorded pre-tax net income of $5,802,234 and $5,490,056, respectively, $17,053,494 and $12,708,191, respectively, for the three and nine months ended December 31, 2016 and 2015. Corporate income in China is subject to income tax at a rate of 25%. Our provision for income taxes was $1,529,319 and $1,401,247, respectively, and $4,477,314 and $3,218,501, respectively, for the three and nine months ended December 31, 2016 and 2015, primarily representing the enterprise income tax on the income of our Chinese operating entities. After deducting the income tax, we had a net income before non-controlling interests of $4,272,915 and $4,088,809, respectively, and $12,576,180 and $9,489,690, respectively, during the three and nine months ended December 31, 2016 and 2015. However, because of the 40% of Australian Winha that we do not own, we are required to allocate 40% of the net income (loss) realized by Australian Winha and its subsidiaries to the non-controlling interest. As a result, net income attributable to the common stockholders of the Company (i.e. after the allocation to the non-controlling interest) was $2,563,749 and $4,088,809, respectively, representing $0.05 per share and $0,08 per share, respectively, and $7,545,708 and $9,489,690, respectively, representing $0.15 per share and $0.19 per share, respectively, for the three and nine months ended December 31, 2016 and 2015.
Foreign Currency Translation Adjustment
Our reporting currency is the U.S. dollar. Our local currency, Renminbi, is our functional currency. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.    Statements of income and other comprehensive income and cash flows have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of our consolidated financial statements are recorded as other comprehensive income.    Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three and nine months ended December 31, 2016 and 2015, foreign currency translation adjustments of $(798,871) and $(279,514), respectively, and $(1,501,616) and $(526,358), respectively, have been reported as other comprehensive income (loss) in the consolidated statements of income and other comprehensive income (loss), respectively. The significant increase in the translation adjustments was due to the PRC's devaluation of its currency. Further devaluation could occur.

Liquidity and Capital Resources
As of December 31, 2016, the Company had cash and cash equivalent of $13,258,063, compared to $21,548,630 as of March 31, 2016. The following table summarizes our cash flows for the nine months ended December 31, 2016 and 2015:
	Nine months ended December 31, 2016	Nine months ended December 31, 2015
Net cash provided (used) by operating activities	$1,208,794	$11,748,983
Net cash (used in) investing activities	$(10,344,526)	$(385,723)
Net cash provided by financing activities	$2,275,946	$6,455,043

During the nine months ended December 31, 2016, our operations yielded $12,576,180 in net income but only provided cash totaling $1,208,794. The discrepancy between net income and cash was primarily due to our prepayment of $4,732,252 to lease farm land over the next several years. In addition, our accounts receivable increased by $6,958,589 during the nine months ended December 31, 2016 due to the period-to-period increase in sales, and the balance of advances from customers decreased by $668,436. All of this was partially offset by a $872,509 decrease in inventory, due to our outsourcing of control over six of our retail stores. During the nine months ended December 31, 2015, our operations yielded $9,489,690 in net income and provided cash totaling $11,748,983. The difference between net income and cash provided by operations was primarily caused by an increase in taxes payable of $1,300,201 and a decrease in inventory of $1,131,273 during that period.
During the nine months ended December 31, 2015 our Australian subsidiary sold convertible debentures for net proceeds of $5,596,055. The Australian subsidiary repaid those debentures in full during the nine months ended December 31, 2016, funded by cash received from the pre-sale of 24,271,191 ordinary shares of $6,123,137 - the sale was completed on January 4, 2017, reducing the equity interest of our U.S, parent in the Australian subsidiary (and, indirectly, in our Chinese operating company) to 44.87%. During the nine months ended December 31, 2016, we also received loans of $1,260,804 from a stockholder who paid our professional fees in the United States and in Australia during that period. As a result of these transactions, net cash provided by financing activities for the nine months ended December 31, 2016 was $2,275,946. For the nine months ended December 31, 2015, the proceeds from sale of the convertible debt combined with a capital contribution to our Chinese operating company of $816,001 and proceeds from the stockholder loans of $42,987 resulted in net cash provided by financing activities of $6,455,043.
With the cash from operations and financing activities, we used $9,623,726 to purchase fixed assets, including $9,425,559 expended to purchase fruit orchards. We also used $720,800 as the initial payment towards the acquisition by the Australian subsidiary of an Australian company named Flavours Fruit & Veg Pty Ltd. ("Flavours"). Completion of our purchase of that company will require an additional payment of approximately $1.57 million plus an additional payment in an amount determined by Flavours' net profit for the year ended March 31, 2019. During the nine months ended December 31, 2015, we purchased fixed assets for $378,154 and spent $7,569 to further develop our website, resulting in total cash used in investing activities of $385,723.

We had working capital of approximately $14,000,000 as of December 31, 2016, a decrease of approximately $2,000,000 compared to March 31, 2016. The decrease was principally the result of the investment in the fruit orchards and prepayment of the long-term leases related to the orchards.
Our debt obligations at December 31, 2016 consisted of $1,731,124 in stockholder loans payable on demand. Since our cash balance far exceeds our debt obligations, we believe that our capital resources will be adequate to fund the Company's operations for at least the next 12 months.
Transfer of Cash
According to PRC laws and regulations, in the event that we need to finance the PRC operations in the future, we are allowed to provide funding by means of capital contributions to Shenzhen Wanha and/or loans to Zhongshan Winha. The loans would be subject to applicable government registration and approval requirements. We may not be able to complete the registration or obtain these government approvals on a timely basis. If we fail to complete such registration or receive such approvals, our ability to finance the PRC operations may be negatively affected, which could adversely affect liquidity and the Company's ability to fund and expand its business.
Current PRC regulations permit the PRC subsidiaries to pay dividends.  However, payment of dividends is subject to applicable regulatory requirements. Furthermore, cash transfers from the PRC subsidiaries to their parent companies outside of China are subject to PRC government control of currency conversion. The Company receives substantially all of its revenues in RMB. Under the current corporate structure, income is primarily derived by the PRC subsidiaries. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange ("SAFE") by complying with certain procedural requirements. As profits and dividends are current account items, any revenue generated in the PRC may be paid to shareholders outside of the PRC as profit or dividends without prior approval from SAFE so long as we comply with certain procedural requirements. However, the PRC government may also, at its discretion, restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, the Company may not be able to pay dividends in foreign currencies to the shareholders. The inability to obtain the requisite approvals for converting RMB into foreign currencies, any delays in receiving such approvals or any future restrictions on currency exchanges may restrict the ability of the PRC subsidiary to remit sufficient foreign currency to pay dividends or other payments, or otherwise satisfy its foreign currency denominated obligations.
The Company currently intends to reinvest only earnings in expanding the operations and currently has no plans to pay any dividends.
Future Reporting
It should be noted that based upon the additional sale of shares by Australian Winha on January 4, 2017, the Company will  no longer be consolidating Australian Winha and its wholly owned subsidiaries that represent the operations of the Company through December 31, 2016. As the sale of shares reduced the Company's ownership to 44.87%, the Company will be reporting its share of the earnings (loss) of Australian Winha and subsidiaries utilizing the equity method of accounting in accordance with accounting principles generally accepted in the United States of America.

Impact of Accounting Pronouncements
Leases. In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2016-02 – Leases.  The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our financial statements.
Revenue Recognition. In April 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance supersedes current guidance on revenue recognition in Topic 605, Revenue Recognition. In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No.2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.
Except as set forth above, there were no recent accounting pronouncements that we expect to have a material effect on the Company's financial position or results of operations.
Off Balance Sheet Transactions
We do not currently have any off-balance sheet arrangements.
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of December 31, 2016.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's system of disclosure controls and procedures was not effective as of December 31, 2016.
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

(a) Unregistered sales of equity securities
The Company did not effect any unregistered sale of securities during the third quarter of fiscal year 2017.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal year 2017.

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
WINHA INTERNATIONAL GROUP LIMITED.

Date: February 21, 2017	By:	/s/ Chung Yan Winnie Lan
Chung Yan Winnie Lan, Chief Executive Officer, Chief Financial and Accounting Officer