Form 10-K
period 2017-03-31
WINHA INTERNATIONAL GROUP LTD
filed 2017-07-14
CIK 1584057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended March 31, 2017

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

Issuer’s Telephone Number: 86-760-8896-3655

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer☐       Smaller reporting company ☒
Emerging growth company  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates computed by reference to the closing price as of the last business day of the quarterly period ended September 30, 2016 was $57,601,591.

As of July 13, 2017, the registrant had 49,989,500 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

Transient Investment Company

On January 4, 2017 our subsidiary, Australian Winha Commerce and Trade Limited (“Australian Winha”), completed a public offering of its common stock on the ASX Limited Exchange in Australia. As a result, the beneficial interest of Winha International Group Limited (“Winha International”) in Australian Winha was reduced from 60% to 44.87%, thus making our interest in Australian Winha an investment security within the definitions set forth in the Investment Company Act of 1940. Australian Winha owns, indirectly, substantially all of the assets that have appeared on the balance sheets in prior reports with the Securities and Exchange Commission filed by Winha International. The reclassification of its interest in Australian Winha to an investment security, therefore, caused Winha International to become an investment company within the definitions set forth in the Investment Company Act of 1940.

The Board of Directors of Winha International has adopted a resolution directing the officers of Winha International to take all appropriate action so that, as soon as reasonably possible, but in any event prior to January 4, 2018, Winha International will cease to be an investment company. Management is endeavoring to effect one or more transactions that will cause investment securities to represent less than 40% of the Company’s shareholders equity. Winha International, therefore, qualifies as a “transient investment company” pursuant to SEC Rule 3a-2 promulgated under the Investment Company Act, and is currently exempt from regulation pursuant to that Act.  If, however, Winha International ceases to qualify for that exemption (which will occur automatically on January 4, 2018 if management’s efforts have not been successful before that date), then Winha International will be required to register as an investment company and restructure its management and operations to comply with the regulations applicable to registered investment companies.

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

PART I

 ITEM 1.     BUSINESS.

In this Annual Report on Form 10-K, the terms “Company,” “we,” “us,” and “our” refer to Winha International Group Limited (“Winha International”) and its subsidiaries, through which Winha International owns a 44.9% equity interest in a Chinese operating company, Zhongshan Winha Electronic Commerce Company Limited (“Zhongshan Winha”,) and a 22% interest in Flavours Fruit & Veg Pty Ltd (“Flavours”), an Australian operating company.

Overview

Zhongshan Winha retails specialty food products drawn from many regions across China through its chain of dedicated  stores. We provide customers with access to a large variety of local food products that can otherwise only be found in the producer’s region. Our vision is to promote cultures and traditions that exist throughout China, while bolstering local economies and raising awareness of the cultural heritage.

Initially, our marketing occurred exclusively in our retail stores, which were seven in number at the end of our previous fiscal year, on March 31, 2016. During the summer of 2016, however, we transferred control of six of those stores to independent operators, who are now customers for our products. In the summer of 2015 we expanded the scope of our brand by initiating a franchising program. To date we have granted 44 franchises to stores that purchase food products from our suppliers and retail the products under our brand and trade dress. The franchisees pay us a start-up fee and monthly management fee for the right to participate in our franchise program.

Our Corporate History and Structure

Winha International was incorporated in Nevada on April 15, 2013. On August 1, 2013, we obtained control of Zhongshan Winha through a series of contracts (the “VIE Agreements”) executed on August 1, 2013 by Zhongshan Winha, the equity-holders in Zhongshan Winha, and our subsidiary, Shenzhen Winha. The practical effect of the six VIE Agreements was to guarantee that any benefit or loss realized from the operations of Zhongshan Winha would be ultimately realized by our subsidiary, Shenzhen Winha Information Technology Company, Ltd. (“Shenzhen Winha”). Because Shenzhen Winha was to realize the ultimate benefit or loss from the operations of Zhongshan Winha, Zhongshan Winha was considered a variable interest entity with respect to Shenzhen Winha under U.S. accounting principles.

On November 27, 2015 Shenzhen Winha exercised its option to purchase the registered equity of Zhongshan Winha for a price equivalent to US$0.16. Since that date, therefore, Zhongshan Winha has been a subsidiary of Winha International.

On May 24, 2016 we completed a reorganization of our subsidiaries, the purpose of which was to introduce an Australian subsidiary into our corporate structure, which would subsequently effect a public offering of its securities on the Australian Stock Exchange. That offering was completed on January 4, 2017, with the result that Winha International now owns only 44.87% of the outstanding shares in the Australian subsidiary. Therefore, the result of the reorganization and subsequent securities offering was that our equity interest in Zhongshan Winha was reduced by 55.13%. From that portion, a 40% interest was distributed to members of the Company’s management, consultants to the Company’s management, and suppliers to Zhongshan Winha. The remaining 15.13% reduction was the result of the public offering in Australia.

The balance sheet of Zhongshan Winha and its financial results were consolidated with those of the Company from August 1, 2013 through January 3, 2017.
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

Our business was founded to meet the demand for local specialty goods, both fresh and manufactured. We rely on direct suppliers across the country to supply products to us. We have established supply relationship with 21 direct suppliers across 15 provinces of China. In addition, during the summer of 2016 we leased 1,209 acres of land and purchased equipment used in orchards growing 41 varieties of fruit in various areas of China, as well as ten greenhouses. During fiscal year 2017, therefore, 1.18% of the products sold by Winha were grown by Winha.

During the past fiscal year, which ended on March 31, 2017, our best selling products were primarily manufactured products and fresh produce, generally delivered direct from the farm to our customer. Our ten best selling products during fiscal year 2017 were:

Product	Sales Revenue
Yushu Wild Cordyceps Sinensis (mushroom)	$2,424,275
30-year JiShao DiaoHuang Rice Wine Gift Box	1,658,014
30-year JiShao DiaoHuang Rice Wine (5L)	1,616,784
30-year JiShao DiaoHuang Rice Wine (2.5L)	1,067,633
Snow Mountain Farm Wild Morcella	1,044,189
Tianlu Ripasso (wine)	1,037,737
Wild Ginseng Gift Box	1,010,491
Ken Gen Di Ke Lan Mountain Villa (wine)	936,150
Chateau Kiwi Merlot	916,140
Organic Sunflower Oil Gift Box	871,751

During the 2016 fiscal year, our best selling products were primarily fresh produce, generally delivered direct from the farm to our customer. Our ten best selling products during fiscal year 2016 were:

Product	Sales Revenue
Mangosteen	$2,223,351
30-year Chenjishaodiaohuang Wine	863,461
Kiwi fruit	795,154
30-year Chenjishaodiaohuang Wine - gift box	783,569
American red pear	755,966
Pitaya fruit	745,968
Cucumis metuliferus	728,156
Taiwan sweet nectarine	659,681
Moon cake of Zunlong Yayue	642,134
Superfine gold pear	624,147

As the table indicates, our sales in our early years were dominated by fresh produce, most of which we sold to the hotel industry. However, in fiscal 2017 six of the ten products that generated the most sales were wine, two were packaged goods, and two were medicinal mushrooms, which shows the effect of our retail and franchise stores selling from inventory.

On May 23, 2016 we entered into a sales contract with Shenzhen Zhongbai Supply Chaim Co., Ltd., providing that it would import and deliver to us 3,000 boxes of honeycomb honey from Australia. During fiscal 2017, our initial sales of honeycomb honey yielded revenue of $344,946. We intend to highlight this product in our marketing to introduce the Chinese market to the special quality of Australian honey. Our expectation, then, is that sales of honeycomb honey will represent a growing portion of our revenue in the future.

Distribution

The fastest growing aspect of our product distribution is the wholesale of food products from our executive headquarters to commercial enterprises. We initiated these operations during fiscal year 2017.

In addition, we currently have two retail locations: our flagship store and a single restaurant. We also distribute through six retail stores that we operated until June 2016, at which time we transferred control over their operations to independent parties. The stores holds a variety of manufactured food products in inventory, and offer farm-to-kitchen delivery of a wide variety of fresh and manufactured food products. All orders placed at a retail store are filled from our central office, using our proprietary stock-sell-storage software system. This system enables us to find products for each store with the optimal delivery performance and best pricing, while also monitoring the inventory at each store and its sales performance.

During fiscal year 2016, only 22% of our revenue was the result of purchases of inventory located at a retail store. 71% was the result of custom orders placed at one of our retail stores. Most of these orders were placed by other business establishments, primarily hotels with restaurant services. Towards the end of fiscal year 2017, however, as we moved to streamline our operations and focus on wholesale, we terminated our custom sales operations.

In April of 2015, we expanded the marketing channels by opening our Restaurant at 19 Changyi Road in Wuguishan. The purpose of the Restaurant is less food service than food sampling. Potential customers are invited to visit the Restaurant, where our staff of chefs will prepare foods using the produce and products available at our retail stores. In this manner, our customers can preview both the quality of our products and creative ideas for incorporating our products into the customers’ menus. A small retail store is located onsite at the Restaurant, where customers can place orders for our products. However, we expect the Restaurant experience to yield sales throughout our system. With the success of the Restaurant in Wuguishan, in March 2016 we created a catering business in Shaxi Town, Yunnan. However, we sold that business in March 2017 for a gain of approximately $127,000.

Franchises

We initiated our franchising program in the summer of 2015. Today we have 44 franchisees, each operating a single store under our trademark and trade dress. Our franchisees are geographically distributed as follows:

Class	City	Franchisees
First-Tier City	Shenzhen	1
	Guangzhou	9

Second-Tier City	Foshan	2
	Dongguan	6
	Shantou	5
	Zhuhai	8

Third-Tier City	Zhongshan	2
	Zhanjiang	5
	Jiangmen	5
	Huizhou	1

 Each franchisee signs a Joint Cooperation Agreement with Zhongshan Winha for a term of five years, renewable on application. The agreement gives the franchisee the right and obligation to use Zhongshan Winha’s trademarks and trade name to operate its store as part of Zhongshan Winha’s unified operating system. The franchisee is required to purchase its inventory from the suppliers engaged by Zhongshan Winha, and to otherwise comply with management policies developed by Zhongshan Winha for its franchisees. The franchisee is required to pay to Zhongshan Winha an initial franchise fee and then a monthly management fee, both of which are determined by the class of city in which the franchisee is located and the size of its store:

Class	Franchise Fee (1x)	Floor Space	Management Fee (monthly)
First-Tier City	600,000 RMB (89,153 US$)	Up to 100 m2	70,000 RMB (10,401 US$)
		Up to 200 m2	80,000 RMB (11,887 US$)
		Up to 300 m2	100,000 RMB (14,859 US$)

Second-Tier City	550,000 RMB (81,724 US$)	Up to 100 m2	50,000 RMB (7,429 US$)
		Up to 200 m2	60,000 RMB (8,915 US$)
		Up to 300 m2	70,000 RMB (10,401 US$)

Third-Tier City	450,000 RMB (66,865 US$)	Up to 200 m2	40,000 RMB (5,943 US$)
		Up to 300 m2	50,000 RMB (7,429 US$)

Our franchise program was initiated in the summer of 2015. During the year ended March 31, 2017, we recorded $4,322,366 in franchise and management fees. We intend to increase the number of franchised stores during fiscal 2018, and expect revenue from our franchise operations to represent an increasing portion of our total revenue.

 Government Regulation

Foreign Exchange Regulation Relating to Foreign Invested Enterprises

The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended (2008). Under these Rules, the RMB is freely convertible for current account items, such as trade and service-related foreign exchange transactions, but not for capital account items, such as direct investment, loan or investment in securities outside China unless the prior approval of, and/or registration with, the State Administration of Foreign Exchange of the People’s Republic of China, or SAFE, or its local counterparts (as the case may be) is obtained.

Pursuant to the Foreign Currency Administration Rules, foreign invested enterprises, or FIEs, in China may purchase foreign currency without the approval of SAFE for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange (subject to a cap approved by SAFE) to satisfy foreign exchange liabilities or to pay dividends. In addition, if a foreign company acquires a subsidiary in China, the acquired company will also become an FIE. However, the relevant PRC government authorities may limit or eliminate the ability of FIEs to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loans and investment in securities outside China are still subject to limitations and require approvals from, and/or registration with, SAFE.

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

Intellectual Property

Trademark

During fiscal 2016, our application for trademark protection for our Company’s tradename, “Winha”, was approved by the Chinese government.

Domain Names

We have an Internet Content Provider License to use the domain name www.winha.com.

Employees

We currently have 120 employees, all of whom are employed full time. 68 of our employees are located in our central administrative offices; the remainder staff our store, our restaurant and our agricultural operations.

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

The SAFE has promulgated several regulations, including the Notice on Relevant Issues Concerning Foreign Exchange Administration for Domestic Residents’ Financing and Roundtrip Investment through Offshore Special Purpose Vehicles, or Circular 75, effective on November 1, 2005 and its implementation rules. These regulations require PRC residents and PRC companies to register with local branches of the SAFE before SPVs conduct any overseas financing, have any change in equity interest, conduct any round-trip investments or have any other material changes in capital or equity interest in SPVs. An amendment to registration or filing with the local SAFE branch by such PRC residents or PRC companies is also required for the injection of equity interests or assets of an onshore enterprise in the offshore special purpose company or overseas funds raised by such offshore company, or any other material change involving a change in the capital of the offshore special purpose company.  Any PRC resident shareholders holding direct or indirect interest in our company may be subject to Circular 75 and its implementation rules. Failure by any such PRC residents to comply with Circular 75 and its implementation rules could subject themselves to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our ability to inject capital into our PRC subsidiary, limit our PRC subsidiary’s ability to distribute profits to us or affect our ownership structure, which could adversely affect our business and prospects.

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

The Company’s only operating subsidiaries are currently held as minority investments. The Company does not have voting control over any operating subsidiary. The Company, therefore, has no ability to cause an operating subsidiary to distribute accumulated funds as dividends or otherwise. The Company, therefore, unless it changes its subsidiary structure to include majority-owned operating subsidiaries of significant size, will be unable to control the use of the retained earnings of the entities in which it has investments.

The Company's primary operating subsidiary, Zhongshan Winha, is located in China, and is organized under the laws of that country. Winha International owns an indirect interest in Zhongshan Winha by reason of our minority interest in Australian Winha. The government of China imposes substantial restrictions on the ability of a Chinese company to transfer funds to its off-shore shareholders. Those restrictions will limit the ability of Australian Winha to obtain funds from Zhongshan Winha, with which Zhongshan Winha can pay dividends to its shareholders. Any funds transferred to Winha International by reason of the operations of Zhongshan Winha would be the result of a dividend paid by Australian Winha to its shareholders.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.           PROPERTIES.

Our principal executive office is located at Suite 3F of the Tianbo Office Building, No. 19 Changyi Road, Changmingshui Industry District, Wuguishan, China. The property at this location, consisting of 686 sq. meters, is leased by the Company, at monthly rental expenses of RMB 13,710 (approximately $2,037) with 10% annual increases, for a term of ten years ending June 30, 2025.

Our subsidiaries now lease commercial space for one retail store, one restaurant and one warehouse, as follows:

Subsidiary	Location	Sq. Meters
Zhongshan Winha	P89, First Floor, No. 17, Chancheng District, Foshan City	197
Zhongshan Winha Catering Management Co., Ltd.	Floors 1 and 2, Tianbo Bldg., B Factory, No. 19 Changyi Rd., Changmingshui Industrial Park, Wuguishan	1,045
Zhongshan Winha	First Berth, No. 43 Tongle Road, Dongshen Town	250

We currently lease 1,208.91 acres of agricultural land in parcels ranging from 21 to 56 acres, as follows:

Province/City	Parcels (#)	Acres	Crops
Anhui	2	52.72	quince, grape
Beijing	2	67.82	pear, peach
Fujian	3	73.64	pomelo, loquat, kumquat
Gansu	1	28.50	apricot
Guangdong	7	231.80	plum, orange, waxberry, olive, acrumenn, peach, litchi
Guanxi	1	25.70	orange
Guizhou	1	31.80	banboo shoot
Hainan	2	48.60	mango, orange
Hebei	3	100.49	peach, jujube, pear
Heilongjiang	1	26.69	blueberry
Hubei	1	26.69	kiwi
Jiangsu	1	40.03	waxberry
Jiangxi	4	97.37	tangerine, orange, kumquat
Ningxia	1	49.75	goji berry
Qinghai	2	59.14	cherry, pear
Shaanxi	1	26.03	date
Shandong	2	54.86	apple, pear
Sichuan	3	75.13	peach, kiwi, loquat
Yunnan	3	69.53	loquat, apple, peach

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

	Bid
Quarter Ending	High	Low
June 30, 2015	$2.75	$2.75
September 30, 2015	$2.75	$2.75
December 31, 2015	$2.75	$2.75
March 31, 2016	$3.75	$2.75

June 30, 2016	$3.77	$3.00
September 30, 2016	$3.89	$3.76
December 31, 2016	$3.95	$3.49
March 31, 2017	$3.95	$3.25
Holders

As of July 12, 2017, there were 411 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

The Company did not effect any unregistered sale of securities during the fourth quarter of fiscal year 2017.

ITEM 6.           SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Events Affecting Consolidation
We operate our business in China through Zhongshan Winha. On August 1, 2013, our subsidiary, Shenzhen Winha, entered into a set of contractual agreements with Zhongshan Winha and its equity owners, including an exclusive business cooperation agreement, exclusive option agreement, loan agreement, share pledge agreement, power of attorney and spousal consents. Shenzhen Winha, through these arrangements, assumed operational control of Zhongshan Winha and became the primary beneficiary of those operations. As a result, Zhongshan Winha was considered a variable interest entity with respect to Shenzhen Winha and, as a result, from August 1, 2013 through November 27, 2015, the financial statements of Zhongshan Winha were consolidated with our Company’s financial statements.
On November 27, 2015, Shenzhen Winha exercised its option to purchase the registered equity of Zhongshan Winha from the shareholders of Zhongshan Winha.  Upon the exercise of the purchase option, Zhongshan Winha became a wholly owned subsidiary of Shenzhen Winha. The financial statements of Zhongshan Winha were consolidated with our Company’s financial statements, but now as a subsidiary.
In March 2016, our subsidiary, Sanmei Investment, transferred 29% of the outstanding shares of our subsidiary, Australian Winha, to persons and entities who were either affiliates of, or consultants to,  the Company, and transferred 11% of the shares of Australian Winha to persons who are  suppliers to Zhongshan Winha. The effect of above transaction reduced the interest of the Company in its Australian subsidiary, and indirectly in Zhongshan Winha, by 40%. Subsequently, on January 4, 2017, Australian Winha completed a public offering of its shares on the ASX Limited Exchange in Australia, which reduced our equity interest in Australian Winha to 44.87%. As a result, the financial statements of Australian Winha and its subsidiaries, including Zhongshan Winha, have been deconsolidated as of December 31, 2016 from the financial statements of our U.S. entity, Winha International. Our interest in Australian Winha and its subsidiaries is now recorded on our balance sheets as an “equity investment.”
Results of Operations

The results of operations reported by the Company in this Annual Report reflect:

•	the consolidated operations of Winha International and its subsidiaries, including Zhongshan Winha, from April 1, 2016 through December 31, 2016;

•
the consolidated operations of Winha International and its immediate subsidiaries, but not including Australian Winha and its subsidiaries, for the period from January 1, 2017 through March 31, 2017; and

•	44.87% of the net loss recorded by Australian Winha and its subsidiaries during the period from January 1, 2017 through March 31, 2017.

In future reports, unless Winha International’s equity interest in Australian Winha increases to exceed 50%, the results of operations of Australian Winha and its subsidiaries will be reflected in the financial statements of Winha International by recording Winha International’s portion of the net income or loss realized by Australian Winha as a gain or loss on investment, with a corresponding adjustment to the book value of the Company’s investment in Australian Winha.
The following discussion relates to the consolidated operations of the Company through December 31, 2016, prior to deconsolidation of Australian Winha and subsidiaries.
For the nine months ended December 31, 2016, our consolidated operations yielded $45,470,149 in revenue. This exceeded the revenue reported for the entire fiscal year ended March 31, 2016, primarily due to:

•
the initiation of franchising operations towards the end of fiscal year 2016 resulted in franchise-related revenue of $4,322,366 during the nine months ended December 31, 2016,compared to $3,055,692 during the year ended March 31, 2016; and

•
the initiation of wholesale operations during the summer of 2016 yielded $4,965,320 in revenue during the nine months ended December 31, 2016, compared to no such revenue during the year ended March 31, 2016.

Gross profit for the period ended December 31, 2016 was $20,940,813, representing a gross margin of 46%. Zhongshan Winha is not likely to realize gross margin at that level in future periods, however. The largest component of its revenue during fiscal year 2017 was custom-sales, made to order, which are the most profitable class of sales. Zhongshan Winha terminated its custom-made sales during the year, however, in order to focus on wholesale marketing and franchise operations.
Operating expenses recorded for the year ended March 31, 2017 were primarily attributable to the operations of Australian Winha and its subsidiaries during the period ended December 31, 2016. The operating expenses of the U.S. parent company consist almost entirely of professional fees and other expenses related to SEC reporting and shareholder relations, and represented less than 10% of the operating expenses reported for the year ended March 31, 2017.
General and administrative expenses for the fiscal year ended March 31, 2016 totaled $23,605,484, representing an increase of 2,233% from fiscal year 2015. The increase was due to stock compensation expense of $21,882,816 that was incurred when we distributed 40% of Australian Winha (and, indirectly, 40% of Zhongshan Winha) to persons who are either affiliates of the Company, consultants to the Company, or suppliers to Zhongshan Winha. Therefore, the general and administrative expenses recorded for the year ended March 31, 2017 are a more accurate reflection of the administrative costs that Australian Winha and subsidiaries will incur, albeit those included in this report represent a period of only nine months.
The process of deconsolidating Australian Winha and its subsidiaries from the financial statements of Winha International resulted in a deconsolidation loss of $4,431,367 reported by Winha International, primarily due to the reclassification of certain intercompany accounts. We also recorded an investment loss of $103,635, representing our 44.87% equity in the net loss of $230,969 that Australian Winha recorded for the three months ended March 31, 2017.
Our net after-tax income for the year ended March 31, 2017 was $7,916,678. The portion of that attributable to the operations of Australian Winha and subsidiaries during the nine months ended December 31, 2017 was allocable 60% to the shareholders of Winha International and 40% to the persons who were minority shareholders of Australian Winha during that period, resulting in a deduction of $5,030,472 attributable to the non-controlling interest held by those minority shareholders. The net income for the year ended March 31, 2017 attributable to the common stockholders of Winha International, therefore, was $2,886,206, or approximately $0.06 per share.

Liquidity and Capital Resources
The net book value of Australian Winha and its subsidiaries on January 4, 2017 was $13,141,799. As a result of the deconsolidation on that date, that book value was recorded as “equity investment” and all assets and liabilities of Australian Winha and its subsidiaries were eliminated from the balance sheet of Winha International. At the end of the fiscal year, on March 31, 2017, the Company’s equity in the net loss incurred by Australian Winha and subsidiaries during the fourth quarter of that year was recorded as an expense and deducted from our equity investment, resulting in a value of $13,042,386. This was offset by $205,725 in current liabilities of Winha International as of March 31, 2017, consisting of accounts payable, accrued expenses and a loan from shareholder.
The Statements of Cash Flows for the year ended March 31, 2017, similar to the Statements of Operations, presents changes in operating assets and liabilities realized almost entirely by Australian Winha and subsidiaries during the period from April 1, 2016 through December 31, 2016, combined with financing and investment cash flows realized primarily by Zhongshan Winha in that nine month period, and finally combined with cash flows that resulted from the deconsolidation. In future reports, unless Winha International’s equity interest in Australian Winha increases to exceed 50%, cash flows experienced by Australian Winha and its subsidiaries will not be reflected in the Statements of Cash Flows of Winha International.
Transfer of Cash
According to PRC laws and regulations, in the event that we need to finance our PRC operations in the future, we are allowed to provide funding by means of capital contributions through Australian Winha to Shenzhen Winha and/or loans to Zhongshan Winha. The loans would be subject to applicable government registration and approval requirements. We may not be able to complete the registration or obtain these government approvals on a timely basis. If we fail to complete such registration or receive such approvals, our ability to finance our PRC operations may be negatively affected, which could adversely affect the operating company’s liquidity and its ability to fund and expand our business.
 Current PRC regulations permit our PRC subsidiaries to pay dividends to Australian Winha. However, payment of dividends is subject to applicable regulatory requirements. Furthermore, cash transfers from our PRC subsidiaries to their parent companies outside of China are subject to PRC government control of currency conversion. We receive substantially all of our revenues in RMB. Under our current corporate structure, our income is primarily derived by our PRC subsidiaries. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. As profits and dividends are current account items, any revenue generated in the PRC may be paid to shareholders outside of the PRC as profit or dividends without prior approval from SAFE so long as we comply with certain procedural requirements. However, the PRC government may also, at its discretion, restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents obtaining sufficient foreign currency to satisfy the currency demands, we may not be able to pay dividends in foreign currencies to Australian Winha which will make it difficult to pay dividends to our shareholders. Our inability to obtain the requisite approvals for converting RMB into foreign currencies, any delays in receiving such approvals or any future restrictions on currency exchanges may restrict the ability of our PRC subsidiary to remit sufficient foreign currency to pay dividends or other payments to Australian Winha, or otherwise satisfy its foreign currency denominated obligations.
The Company currently intends to reinvest its earnings in expanding its operations and currently has no plans to pay any dividends.

Critical Accounting Policies and Estimates
In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the year ended March 31, 2017, there were no estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.
Impact of Accounting Pronouncements
There were no recent accounting pronouncements that have or will have a material effect on the Company’s financial position or results of operations.
Off Balance Sheet Transactions
We do not currently have any off-balance sheet arrangements.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Consolidated Financial Statements
Page

F-17	Report of Independent Registered Public Accounting Firm

F-18	Consolidated Balance Sheets as of March 31, 2017 and 2016.

F-20	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended March 31, 2017 and 2016.

F-22	Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended March 31, 2017 and 2016.

F-24	Consolidated Statements of Cash Flows for the Years Ended March 31, 2017 and 2016.

F-26 to F-46	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Winha International Group, Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Winha International Group, Ltd. and Subsidiaries (the "Company") as of March 31, 2017 and 2016 and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the two year period ended March 31, 2017. Winha International Group, Ltd. and Subsidiaries' management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winha International Group, Ltd. and Subsidiaries as of March 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years in the two year period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wei, Wei & Co., LLP

Wei, Wei, & Co., LLP
Flushing, New York
July 14, 2017

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN U.S. $)
MARCH 31, 2017 AND 2016

ASSETS	2017	2016

Current assets:
Cash and cash equivalents	$-	$21,548,630
Accounts receivable	-	1,417,860
Inventory	-	1,523,959
Advances to suppliers	-	151,230
Prepaid expenses	-	174,010
Deferred tax assets	-	32,810

Total current assets	-	24,848,499

Equity investment	13,042,386	-

Property, plant and equipment, net	-	1,847,977

Website - net	-	45,676

Deferred registration cost	-	212,312

TOTAL ASSETS	$13,042,386	$26,954,464

See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN U.S. $) (CONTINUED)
MARCH 31, 2017 AND 2016

LIABILITIES AND STOCKHOLDERS’ EQUITY	2017	2016

Current liabilities:
Accounts payable	$57,045	$208,866
Convertible debt	-	5,435,466
Advances from customers	-	769,814
Taxes payable	-	1,683,909
Accrued expenses	30,000	246,387
Loan from stockholder	118,680	477,199

Total current liabilities	205,725	8,821,641

Commitments and contingent liabilities	-	-

Stockholders’ equity:

Common stock, $0.001 par value per share, 200,000,000 shares authorized; 49,989,500 shares issued and outstanding as of March 31, 2017 and 2016	49,990	49,990
Additional paid-in capital	16,021,164	21,626,775
Statutory reserve	-	497,443
Retained earnings (deficit)	(3,235,951)	(11,096,421)
Other comprehensive income (loss)	1,458	(230,584)

Sub total	12,836,661	10,847,203

Noncontrolling interests	-	7,285,620

Total stockholders’ equity	12,836,661	18,132,823

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,042,386	$26,954,464

See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED MARCH 31, 2017 AND 2016 (IN U.S. $)

	Year Ended March 31,
	2017	2016

Revenues	$45,470,149	$42,442,485
Cost of goods sold	24,529,336	19,992,753

Gross profit	20,940,813	22,449,732

Operating expenses:
Selling and marketing	1,440,856	2,492,594
General and administrative	2,117,895	23,605,484

Total operating expenses	3,558,751	26,098,078

Income (loss) from operations	17,382,062	(3,648,346)

Other income (expense):
Other income	5,212	25,256
Other (expenses)	(458,280)	(99,755)
Deconsolidation (loss)	(4,431,367)	-
Investment (loss)	(103,635)	-

Total other (expense)	(4,988,070)	(74,499)

Income (loss) before provision for income taxes	12,393,992	(3,722,845)
Provision for income taxes	4,477,314	4,542,327

Net income (loss) before noncontrolling interests	7,916,678	(8,265,172)
Noncontrolling interests	5,030,472	3,039,948

Net income (loss) attributable to common stockholders	$2,886,206	$(11,305,120)

See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED MARCH 31, 2017 AND 2016 (IN U.S. $) (CONTINUED)
	Year Ended March 31,
	2017	2016

Net income (loss) per common share, basic and diluted	$0.06	$(0.23)

Weighted average shares outstanding, basic and diluted	49,989,500	49,989,500

Comprehensive income (loss):
Net income (loss)	7,916,678	(8,265,172)
Foreign currency translation adjustment	(1,497,395)	(414,183)

Comprehensive income (loss)	6,419,283	(8,679,355)
Comprehensive income attributable to noncontrolling interests	4,429,826	2,873,992

Comprehensive income (loss) attributable to common stockholders	$1,989,457	$(11,553,347)

See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2017 AND 2016 (IN U.S. $)

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

See accompanying notes to the consolidated financial statements

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2017 AND 2016 (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Other Comprehensive Income	Statutory Reserve Fund	Non- controlling Interests	Total

Balance, March 31, 2016	$49,990	$21,626,775	$(11,096,421)	$(230,584)	$497,443	$7,285,620	$18,132,823

Net income	-	-	2,886,206	-	-	5,030,472	7,916,678
Appropriation of statutory reserve	-	-	(329,937)	-	329,937	-	-
Elimination due to deconsolidation	-	(5,605,611)	5,304,201	1,128,790	(827,380)	(11,715,445)	(11,715,445)
Other comprehensive (loss)	-	-	-	(896,748)	-	(600,647)	(1,497,395)

Balance, March 31, 2017	$49,990	$16,021,164	$(3,235,951)	$1,458	$-	$-	$12,836,661

See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2017 AND 2016 (IN U.S. $)

	Years Ended March 31,
	2017	2016

Cash flows from operating activities:
Net income (loss)	$7,916,678	$(8,265,172)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deconsolidation loss	4,431,367	-
Investment loss	103,635	-
Write off deferred registration costs	153,844	-
Write off website	34,140	-
Deferred taxes	30,835	(32,810)
Depreciation and amortization	304,324	203,564
Stock compensation	-	21,882,816
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(6,958,589)	(171,660)
Decrease in inventories	872,509	1,097,696
Decrease in advances to suppliers	55,523	72,799
(Increase) in prepaid expenses	(5,799,085)	(28,486)
(Decrease) in accounts payable	(3,374)	(96,679)
(Decrease) increase in advances from customers	(668,436)	37,602
Increase in taxes payable	502,960	1,203,370
Increase in accrued expenses	88,226	180,360

Net cash provided by operating activities	1,064,557	16,083,400

Cash flows from investing activities:
Acquisition of subsidiary	-	(1,550)
Payments for website expansion	-	(10,234)
Purchase of investment	(720,800)	-
Purchase of fixed assets	(9,623,726)	(1,705,551)
Deconsolidation of cash	(13,258,063)	-

Net cash (used in) investing activities	(23,602,589)	(1,717,335)

See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2017 AND 2016 (IN U.S. $) (CONTINUED)

	Years Ended March 31,
	2017	2016

Cash flows from financing activities:
Proceeds from convertible debt	-	5,537,359
Repayment of redeemable convertible notes	(5,107,995)	-
Advance proceeds for sale of subsidiary's stock	6,123,137	-
Additional capital contribution	-	816,001
Proceeds from stockholder loan-net	1,260,804	404,971
Deferred registration costs	-	(212,312)

Net cash provided by financing activities	2,275,946	6,546,019

Effect of exchange rate changes on cash	(1,286,544)	(467,180)

Net change in cash	(21,548,630)	20,444,904
Cash, beginning of year	21,548,630	1,103,726

Cash, end of year	$-	$21,548,630

Supplemental disclosure of cash flow information:

Cash paid for interest	$191,844	$-
Cash paid for income taxes	$3,911,672	$3,568,799

Noncash financing activities:

Payment of accrued expenses and other payables by shareholder in the form of a loan	$363,115	$41,328

Property, equipment, construction in process transferred from prepayment	$1,051,888	$-

See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016 (IN U.S. $)

1.  ORGANIZATION AND BUSINESS
Winha International Group Limited (“Winha International”) was incorporated in Nevada on April 15, 2013.  The subsidiaries of the Company and their principal activities are described as follows:

Winha International and its subsidiaries are collectively referred to as the “Company”. The Company retails local specialty products, including locally-produced food, beverages, and arts and crafts, from different regions across China through its subsidiaries. The Company will provide customers with access to a variety of local products that can typically only be found in local stores or markets in specific regions of China.

Initially, the Company operated its business through a variable interest entity, Zhongshan Winha Electronic Commerce Company Limited (“Zhongshan Winha”) which has two wholly owned limited liability subsidiaries, Zhongshan Supermarket Limited (“Zhongshan Supermarket”) and Zhongshan Winha Catering Management Co., Ltd. (“Winha Catering”), as well as three incorporated branches.  The Company had the controlling interest in Zhongshan Winha via its wholly owned subsidiary Shenzhen Winha Information Technologies Company Ltd. (“Shenzhen Winha”) through a series of contractual arrangements. On November 27, 2015, the shareholders of Zhongshan Winha transferred their stock to Shenzhen Winha, upon the exercise of its option to purchase all of the registered equity. Zhongshan Winha is now a wholly owned subsidiary of Shenzhen Winha. The purchase price was $0.16.

In May 2015, C&V International Company Limited, a wholly owned subsidiary of Winha International, set up a wholly owned subsidiary, Australia Winha Commerce and Trade Limited (“Australian Winha”), which has been inactive since inception.

In March 2016, 29% of the outstanding shares of Australian Winha were transferred to the following individuals and entities, each of which has a direct or indirect relationship with the major shareholder and consultants of the Company.

Percentage of Shares

Zhuowei Zhong	7%
Beijing Ruihua Future Investment Management Co. Ltd.	5%
Donghe Group Limited	5%
Xinxi Zhong.	5%
Zhifei Huang	4%
Chun Yan Winne Lam	3%

Total	29%

 WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016 (IN U.S. $)

1.   ORGANIZATION AND BUSINESS (CONTINUED)

In addition, 11 individuals, who were suppliers to Zhongshan Winha, were each sold 1% of Australian Winha shares for $0.0001 per share.

The effect of these transactions was to reduce the interest of the Company in its Australian subsidiary by 40%. The Company used the Australian Winha offering price for its initial public offering in Australia to approximate the fair value of the 40% stock issued. The Company recognized stock compensation of $21,882,816 during the year ended March 31, 2016 in general and administrative expenses.

On January 4, 2017, the Company’s 60% owned subsidiary, Australian Winha, was admitted to the ASX Limited Exchange in Australia and there were 24,271,191 ordinary shares issued at an issue price of AUD$0.35 per share to yield net proceeds of AUD$8,494,917 (approximately USD$6,123,000).  As a result of the offering, the Company’s 60% ownership of Australian Winha was diluted to 44.87%.  Because the Company’s ownership of Australia Winha is less than 50%, the Company is required to deconsolidate Australia Winha and recognize its share of the earnings (loss) reported by Australian Winha on the equity basis of accounting (See notes 2 and 5).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting and Presentation
The accompanying consolidated financial statements of the Company have been prepared on the accrual basis.
Until November 27, 2015, the consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its VIE for which it was deemed the primary beneficiary.  On November 27, 2015, the VIE structure was terminated upon Shenzhen Winha exercising its option to purchase all of the registered equity of Zhongshan Winha.  Shenzhen Winha became the sole owner of Zhongshan Winha.  All significant inter-company accounts and transactions have been eliminated in consolidation.

All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).  Most of the accompanying notes to these financial statements relate to the operations of Australia Winha and subsidiaries for the period through January 3, 2017, when the reduction of the Company’s interest in Australian Winha below 50% required the deconsolidation of Australian Winha from the Company’s financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016 (IN U.S. $)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deconsolidation of Australian Winha and Equity Method on Investment

On January 4, 2017, the Company’s 60% owned subsidiary, Australian Winha issued 24,271,191 ordinary shares in connection with its public offering in Australia.  After the offering, the Company’s 60% ownership of Australian Winha was diluted to 44.87%.  In our financial statements, we consolidated Australian Winha until January 3, 2017. Since January 4, 2017, Winha International accounts for its investment in Australian Winha as an equity method investment.

Winha International recognized a $4,431,367 loss associated with the deconsolidation.  As of January 3, 2017, Australian Winha represented total assets of $39,611,043 and total liabilities of $10,322,431. For the 2017 period prior to the deconsolidation, Australian Winha earned revenues $45,470,149, net income attributable to Winha International totaled $7,215,770, cash inflow from operating activities totaled $1,208,793, cash outflow from investing activities totaled $10,344,526, and cash inflow from financing activities totaled $2,275,946.

Foreign Currency Translation

Almost all Company assets and operations are located in the PRC.  The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”). For Winha International Investment Holdings Company, the functional currency for the majority of its operations is the Hong Kong Dollar (“HKD”). For Australian Winha, the functional currency is the Australian Dollar (“AUD”).  The Company uses the United States Dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes.  The financial statements of the Company have been translated into US dollars in accordance with FASB ASC 830, “Foreign Currency Matters.”

All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.  Statements of operations, changes in stockholders’ equity and cash flow amounts have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of the Company’s financial statements are recorded as other comprehensive income (loss).

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016 (IN U.S. $)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation (continued)

	March 31, 2017	March 31, 2016
Balance sheet items, except for stockholders’ equity, as of period end	N/A	$0.1550

	Year Ended March 31, 2017	Year Ended March 31, 2016
Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows	$0.1486	$0.1579

The exchange rates used to translate amounts in AUD into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	March 31, 2017	March 31, 2016
Balance sheet items, except for stockholders’ equity, as of period end	$0.7644	$0.7668

	Year Ended March 31, 2017	Year Ended March 31, 2016
Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows	$0.7532	$0.7361

For the years ended March 31, 2017 and 2016, foreign currency translation adjustments of $(1,497,395) and $(414,183), respectively, have been reported as other comprehensive (loss).  Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

Although government regulations in China now allow convertibility of the RMB for current account transactions, significant restrictions still remain.  Hence, such translations should not be construed as representations that the RMB could be converted into US dollars at that rate or any other rate.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016 (IN U.S. $)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Foreign Currency Translation (continued)
The value of the RMB against the US dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of the RMB may materially affect the Company’s financial condition in terms of US dollar reporting. The PRC has devalued the RMB by approximately 1% subsequent to March 31, 2017. Further devaluations could occur in the future.

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

Prepaid Expenses

Prepaid expenses as of March 31, 2016 mainly represent the prepayments of approximately $174,000 for prepaid decoration expenses of the Company’s new stores.

Advances from Customers

Advances from customers represents prepaid cards purchased by customers at our retail locations. Advances from customers was $769,814 as of March 31, 2016. These cards are no longer being issued.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016 (IN U.S. $)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Write Off Deferred Registration Costs

The deferred registration costs are related to Australian Winha’s first IPO attempt. As the first attempt was denied by the ASX, all costs of $153,844 had been write off as of March 31, 2017 and included in other expenses.

Website Development Costs

The Company accounts for website development costs in accordance with ASC 350-50, “Accounting for Website Development Costs”, wherein website development costs are segregated into three activities:

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

The Company had a website and ongoing website development costs of $45,676 as of March 31, 2016.  The Company wrote off the net book value of website and development costs of $34,140 due to the discontinuance of the website during the year ended March 31, 2017.  Amortization expense was $2,360 and $790 for the years ended March 31, 2017 and 2016, respectively.

Revenue Recognition

The Company’s revenue recognition policies comply with FASB ASC 605 “Revenue Recognition.” The Company recognizes product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price paid by the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured. The Company recognizes revenue from the following channels:

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016 (IN U.S. $)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Revenue Recognition (continued)
a)
Retail stores - The Company recognizes sales revenue from its retail stores, net of sales taxes and estimated sales returns at the time it sells merchandise to the customer. Customer purchases of shopping cards are not recognized as revenue until the card is redeemed when the customer purchases merchandise by using the shopping card.

When the current fiscal year began, the Company had operated seven retail stores. During the three months ended September 30, 2016, the Company assigned the operation of six of its retail stores in Sanshui, Shunde, Chancheng, Xiaolan, Dongguan and Guangzhou to six independent individuals. Revenues are derived from the sale of food products to these six stores and one store that the Company operates. The Company recognizes revenue for product sales upon transfer of title to the six stores. Purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents and the completion of any store acceptance requirements, when applicable, are used to verify product delivery. The Company assesses whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment

During the year ended March 31, 2017, wholesale revenue of $4,965,320 was generated from these six stores.

b)
Custom-made sales - The target customers are commercial customers who can order online or in the Company’s local stores and make full payment on site. All orders are forwarded to Zhongshan Winha immediately, which arranges the delivery. Revenue from the sale of products is recognized upon delivery to customers provided that there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, and the sales price is fixed and determinable.  Revenue generated from custom-made sales was $29,713,348 and $29,943,950, respectively, for years ended March 31, 2017 and 2016, respectively.

c)	Franchise and management fees

During the three months ended September 30, 2015, the Company commenced franchising the use of the Company’s trademark, name identification and other business resources. The franchisee is required to pay franchise fees and management fees to Zhongshan Winha. Franchise fee revenue from franchise sales is recognized only when all material services or conditions relating to the sale have been substantially performed or satisfied by the Company. The franchise and management fees recognized by the Company were $4,322,366 and $3,055,692 for the years ended March 31, 2017 and 2016, respectively, and are included in revenue.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016 (IN U.S. $)

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
Zhongshan Winha’s return policy allows customers to return their merchandise in the original box and/or packaging within 7 days of purchase.  The Company has not experienced material returns or price adjustments
Fair Value of Financial Instruments
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

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016 (IN U.S. $)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Fair Value of Financial Instruments (continued)
ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of March 31, 2017 and 2016, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis.  Carrying values of non-derivative financial instruments, including accounts payable, accrued expenses and loan from stockholder approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.
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
In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.  The Company considers all accounts receivable at March 31, 2016 to be fully collectible and, therefore, did not provide an allowance for doubtful accounts.  For the periods presented, the Company did not write off any accounts receivable as bad debts.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016 (IN U.S. $)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Inventories
Inventories, comprised of merchandise and food products, are stated at the lower of cost or market.  The value of inventory is determined using the weighted average cost method.
The Company estimates an inventory allowance for excess or unusable inventories.  Inventory is reported net of such allowances, if any.  There was no allowance for excess or unusable inventories as of March 31, 2016.
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

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016 (IN U.S. $)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

The Company follows FASB ASC 360, "Accounting for the Impairment and Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets.  In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company may recognize the impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to those assets.  The Company wrote off its website development costs of $34,140 during the three months ended September 30, 2016.

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

Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on the de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with these tax positions.  As of March 31, 2017 and 2016, the Company did not record any liabilities for unrecognized income tax benefits.  The earnings of equity investment will be indefinitely reinvested and, accordingly, no deferred taxes will be calculaated.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016 (IN U.S. $)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Income Taxes (continued)
United States
The Company is subject to United States tax at graduated rates from 15% to 35%.  No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the years ended March 31, 2017 and 2016.
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

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016 (IN U.S. $)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) Per Common Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”).  Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding plus the effect of any potential dilutive shares outstanding during the period. There were no dilutive shares outstanding during the years ended March 31, 2017 and 2016.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are the same for basic and diluted per share calculations for the period reflected in the accompanying consolidated statement of income and other comprehensive income.

Statutory Reserve

The Company’s China-based subsidiaries and related entities are required to make appropriations of retained earnings for certain non-distributable reserve funds.

Pursuant to the China Foreign Investment Enterprises laws, the Company’s China-based subsidiaries, are required to make appropriations from their after-tax profit as determined under generally accepted accounting principles in the PRC (the “after-tax-profit under PRC GAAP”) to a general non-distributable reserve fund. Each year, at least 10% of each entities after-tax-profit under PRC GAAP is required to be set aside as a general reserve fund until the fund equals 50% of the registered capital of the applicable entity.

The statutory reserve fund is restricted as to use and can only be used to offset against losses, expansion of production and operations and increasing registered capital of the respective company. The fund is not allowed to be transferred to the Company in terms of cash dividends, loans or advances, nor is it allowed for distribution except under liquidation.

The required transfer to the statutory reserve fund was $329,937 and $245,390, respectively, for the years ended March 31, 2017 and 2016.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016 (IN U.S. $)

3.  RECENTLY ISSUED ACCOUNTING STANDARDS
In February 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This ASU requires all entities to derecognize a business or nonprofit activity in accordance with Topic 810, and also requires all entities derecognize an equity method investment in accordance with Topic 860.  The amendments in this ASU eliminate the scope exceptions, and simplifies GAAP. This ASU is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period.  Public entities may apply the guidance earlier but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the effect this ASU will have on its consolidated statement of cash flows.

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

In May, 2016, the FASB issued ASU No. 2016-10, Revenue with Contracts with Customers: Narrow-scope Improvements and Practical Expedients, which is an amendment to ASU No. 2014-09 that clarifies the objective of the collectability criterion, to allow entities to exclude amounts collected from customers from all sales taxes from the transaction price, to specify the measurement date for noncash consideration is contract inception. Variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration, and clarification on contract modifications at transition. The implementation guidelines follow ASU No. 2014-09.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016 (IN U.S. $)

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for the Company beginning April 1, 2020 and interim periods within that fiscal year. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently assessing the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

4.  PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are summarized as follows:
	March 31, 2017	March 31, 2016

Furniture, fixtures and equipment	$-	$1,131,124
Leasehold improvements	-	629,536
Motor vehicles	-	361,967

	-	2,122,627
Less: accumulated depreciation	-	(274,650)

	$-	$1,847,977
For the years ended March 31, 2017 and 2016, depreciation and amortization expense was $301,964 and $202,604 , respectively.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016 (IN U.S. $)

5.   EQUITY INVESTMENT

On January 4, 2017, the Company’s 60% owned subsidiary, Australian Winha issued 24,271,191 ordinary shares.  After the offering, the Company’s 60% ownership of Australian Winha was reduced to 44.87%.

Under the equity method, the investment in Australian Winha was initially recognized at fair value of $13,141,799 and adjusted thereafter to recognize the Company’s share of the profit or loss and other comprehensive income (loss) of Australian Winha.  For three months ended March 31, 2017, Australian Winha had revenues of $22,107,355, gross profit of $8,825,839, and a net loss of $230,969. The Company recognized investment loss of $103,635, and other comprehensive gain of $4,222.  As of March 31, 2017, the long-term investment is $13,042,386.

On November 7, 2016, Australian Winha, entered into a series of contractual agreements (the “Acquisition Agreements”) with Flavours Fruit & Veg Pty Ltd (“Flavours”), an Australia company, World of Flavours Pty Ltd (“World”) and Select Providor Pty Ltd (“Select”) (collectively “Flavours Shareholders”), to acquire 49% shares of Flavours.

6.  CONVERTIBLE NOTES
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

Australia Winha repaid the above notes on July 13, 2016. Interest expense was $117,011 and $92,383 for the years ended March 31, 2017 and 2016, respectively, and included in other expenses.

7.  RELATED PARTY TRANSACTIONS
The Company obtained demand loans from the chairman of the board, which are non-interest bearing.  The loans of $118,680 and $477,199 as of March 31, 2017 and 2016, respectively, are reflected as loan from stockholder in the consolidated balance sheets.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016 (IN U.S. $)

8.  INCOME TAXES

The Company is required to file income tax returns in both the United States and the PRC.  Its operations in the United States have been insignificant and income taxes have not been accrued.

The provision for income taxes consisted of the following for the years ended March 31:

	2017	2016

Current	$4,444,504	$4,575,137
Deferred	32,810	(32,810)

	$4,477,314	$4,542,327

The following table reconciles the effective income tax rates with the statutory rates for the years ended March 31, respectively:

	2017	2016

Statutory rate - PRC	25.0%	(25.0)%
Non-deductible deconsolidation loss	8.9%	-
Non-deductible equity investment loss	0.2%	-
Non-deductible stock compensation	-	146.9%
Benefit of carryforward losses	0.3%	(0.9)%
Other	1.9%	1.0%

Effective income tax rate	36.1%	122.0%

The Company did not recognize any tax benefit related to Parent’s loss of approximately $(15,865,000) since it has no income. The stock compensation of approximately $15,865,000 would be deductible only to the U.S. Parent Company and accordingly there is no deferred tax benefit to be recognized. The stock compensation of approximately $6,017,000 can’t be deducted by the Operating Company under PRC tax laws.

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

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016 (IN U.S. $)

8.  INCOME TAXES (CONTINUED)
Deferred tax assets are comprised of the following:
	March 31, 2017	March 31, 2016

Net operating loss carryforwards	$7,203,344	$6,333,864
Inventory intercompany profit	-	2,596
Less: valuation allowance	(7,203,344)	(6,303,650)

Net deferred tax asset	$-	$32,810

At March 31, 2017 and 2016, the Company had unused operating loss carry-forwards of approximately $20,685,000 and $16,215,000 respectively, expiring in various years through 2037.  As it is more likely than not that the benefit from the NOL carryforwards will not be realized, $7,239,616 and $6,303,650 valuation allowances have been recognized as of March 31, 2017 and 2016, respectively.  The valuation allowance increased by approximately $900,000 and $6,243,000 for the years ended March 31, 2017 and 2016, respectively.  The carryforwards are principally in the United States.

The Company’s tax filings are subject to examination by the tax authorities.  The tax years March 31, 2016, 2015 and 2014 remain open to examination by the tax authorities in the PRC.  The Company’s U.S. tax returns for the years ended March 31, 2016, 2015, and 2014 are subject to examination by the tax authorities.

9.  CONCENTRATION OF CREDIT RISK
Substantially all of the Company’s bank accounts are located in The People’s Republic of China and Australia, which are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

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

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016 (IN U.S. $)

10.  PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (CONTINUED)

Condensed Balance Sheet

ASSETS	March 31, 2016

Investment in subsidiaries	$11,050,554

TOTAL ASSETS	$11,050,554

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2016

Accrued Expenses	45,000
Stockholder loans	$158,351

Stockholders’ equity
Common stock, $0.0001 par value; 200,000,000 shares authorized; 49,989,500 shares issued and outstanding as of March 31, 2016	49,990
Additional paid-in capital	21,626,775
Statutory reserve	497,443
Retained earnings (deficit)	(11,096,421)
Other comprehensive income (loss)	(230,584)

Total stockholders’ equity	10,847,203

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,050,554

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016 (IN U.S. $)

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

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016 (IN U.S. $)

10.  PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION  (CONTINUED)
Basis of Presentation
The Company records its investment in its subsidiaries under the equity method of accounting.  Such investments are presented as “Investment in subsidiaries” on the condensed balance sheet and the subsidiaries profits are presented as “Share of earnings from investment in subsidiaries” in the condensed statement of income.
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
Restricted Net Assets
Under PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the Company’s PRC subsidiaries amounted to approximately $11,050,554 as of March 31, 2016.
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
11.  SUBSEQUENT EVENT
On June 1, 2017, the Board of Australian Winha announced that Australian Winha will pay an unfranked final dividend of AUD $0.035179 (approximately USD $0.026) per share.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.          CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of March 31, 2017.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:
•
We have not achieved the desired level of corporate governance with regard to identifying and measuring the risk of material misstatement. Because of our limited internal resources, we lack key monitoring mechanisms such as independent directors and audit committee to oversee and monitor the Company’s risk management, business strategies and financial reporting procedures.

•
We have not designed and implemented controls to maintain appropriate segregation of duties in our manual and computer-based business processes which could affect the Company’s purchasing controls, the limits on the delegation of authority for expenditures, and the proper review of manual journal entries.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of March 31, 2017.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of March 31, 2017, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (1992) as a basis for our assessment.
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

Because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fourth quarter of the fiscal year 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act).

ITEM 9B.          OTHER INFORMATION.

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Winha International:

The following table sets forth the name and age of the sole officer and director of Winha International.

Name	Age	Position
Chung Yan Winnie Lam	40	President, Secretary, Treasurer & Director

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

Zhongshan Winha:

The following table sets forth the name and age of the senior executive officers of Zhongshan Winha.

Name	Age	Position
Zhuowei Zhong	45	Chairman of the Board
Zhifei Huang	40	Chief Executive Officer
Huiwen Huang	52	Director of Legal Affairs

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

ITEM 11.         EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid by Winha International or its subsidiaries to Chung Yan Winnie Lam, the Company’s Chief Executive Officer, for services rendered in all capacities to the Company during the years ended March 31, 2017, 2016 and 2015.  There were no executive officers whose total salary and bonus for the fiscal year ended March 31, 2017 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Chung Yan Winnie Lam	2017	--	--	--	--	--
	2016	--	--	--	--	--
	2015	--	--	--	--	--

Compensation:  Zhongshan Winha

During the year ended March 31, 2017 Zhongshan Winha paid Zhuowei Zhong for services as its Chairman a total of 129,216 RMB (US$19,200), and paid Zhifei Huang for services as its Chief Executive Officer a total of 150,957 RMB (US$22,430).

Zhongshan Winha is party to a Labor Contract with Zhuowei Zhong, to secure his services as its Chairman. The term of the Labor Contract is April 29, 2016 to April 25, 2019. The Labor Contract provides for a salary of 10,000 RMB (US$1,486) per month.

Zhongshan Winha is party to a Labor Contract with Zhifei Huang, to secure his services as its Chief Executive Officer. The term of the Labor Contract is May 4, 2016 to May 3, 2019. The Labor Contract provides for a salary of 9,000 RMB (US$1,337) per month.

Compensation of Our Director

From inception to March 31, 2017, our sole director, Chung Yan Winnie Lam, did not receive any compensation solely for service as a director.

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

ITEM 13.        CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

There have been no transactions since the beginning of the 2017 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).
Director Independence
There are no members of our Board of Directors who are independent, as “independent” is defined in the rules of the NYSE MKT.
 ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Wei, Wei & Co., LLP billed $115,000 to the Company for professional services rendered for the audit of financial statements for the year ended March 31, 2017. Wei, Wei & Co., LLP billed $64,000 to the Company for professional services rendered for the audit of financial statements for the year ended March 31, 2016.

Audit-Related Fees

Wei, Wei & Co., LLP billed $0 to the Company during the year ended March 31, 2017 for assurance and related services that are reasonably related to the performance of the 2017 audit or review of the quarterly financial statements.  Wei, Wei & Co., LLP billed $0 to the Company during the year ended March 31, 2016 for assurance and related services that are reasonably related to the performance of the 2016 audit or review of the quarterly financial statements

Tax Fees

Wei, Wei & Co., LLP billed $0 to the Company during the year ended March 31, 2017 for professional services rendered for tax compliance, tax advice and tax planning.  Wei, Wei & Co., LLP billed $0 to the Company during the year ended March 31, 2016 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Wei, Wei & Co., LLP billed $0 to the Company in the year ended March 31, 2017 for services not described above.  Wei, Wei & Co., LLP billed $0 to the Company during the year ended March 31, 2016 for services not described above.

It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services were performed by Wei, Wei & Co., LLP.

Subcontracted Services

The hours expended on Wei, Wei & Co., LLP’s engagement to audit the Company’s financial statements for the year ended March 31, 2017 that were attributed to work performed by persons other than full-time permanent employees of Wei, Wei & Co., LLP was not greater than 50% of the total hours expended.

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

10.1
Form of Joint Cooperation Agreement executed by Zhongshan Winha and its franchisees - filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 2016 and incorporated herein by reference.

10.2	Labor Contract dated April 29, 2016 between Zhongshan Winha Electronic Commerce Company Limited and Zhuowei Zhong

10.3	Labor Contract dated May 4, 2016 between Zhongshan Winha Electronic Commerce Company Limited and Zhifei Huang

31.1	Certification of the President of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

Dated: July 14, 2017	Winha International Group Limited

	By:	/s/ Chung Yan Winnie Lam
Chung Yan Winnie Lam
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 13, 2017.

Signature	Title	Date

/s/ Chung Yan Winnie Lam	President and Sole Director	July 14, 2017
Chung Yan Winnie Lam	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)