Form 10-Q
period 2017-06-30
WINHA INTERNATIONAL GROUP LTD
filed 2017-08-21
CIK 1584057

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

August 21, 2017
Common Voting Stock: 49,989,500

WINHA INTERNATIONAL GROUP LIMITED
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2017

Transient Investment Company

On January 4, 2017 our subsidiary, Australian Winha Commerce and Trade Limited ("Australian Winha"), completed a public offering of its common stock on the ASX Limited Exchange in Australia. As a result, the beneficial interest of Winha International Group Limited ("Winha International") in Australian Winha was reduced from 60% to 44.87%, thus making our interest in Australian Winha an investment security within the definitions set forth in the Investment Company Act of 1940. Australian Winha owns, indirectly, substantially all of the assets that have appeared on the balance sheets in reports with the Securities and Exchange Commission filed by Winha International for periods prior to January 4, 2017. The reclassification of its interest in Australian Winha to an investment security, therefore, caused Winha International to become an investment company within the definitions set forth in the Investment Company Act of 1940.
The Board of Directors of Winha International has adopted a resolution directing the officers of Winha International to take all appropriate action so that, as soon as reasonably possible, but in any event prior to January 4, 2018, Winha International will cease to be an investment company. Management is endeavoring to effect one or more transactions that will cause investment securities to represent less than 40% of the Company's shareholders equity. Winha International, therefore, qualifies as a "transient investment company" pursuant to SEC Rule 3a-2 promulgated under the Investment Company Act, and is currently exempt from regulation pursuant to that Act.  If, however, Winha International ceases to qualify for that exemption (which will occur automatically on January 4, 2018 if management's efforts have not been successful before that date), then Winha International will be required to register as an investment company and restructure its management and operations to comply with the regulations applicable to registered investment companies.
i

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (IN U.S. $)

JUNE 30, 2017 AND MARCH 31, 2017

ASSETS	June 30, 2017	March 31, 2017
	(Unaudited)

Dividend receivable	$1,166,554	$-

Equity investment	13,710,695	13,042,386

TOTAL ASSETS	$14,877,249	$13,042,386

Current liabilities:
Accounts payable	$60,439	$57,045
Accrued expenses	50,000	30,000
Loan from stockholder	118,680	118,680

Total current liabilities	229,119	205,725

Commitments and contingent liabilities	-	-

Stockholders' equity:
Common stock, $0.001 par value per share, 200,000,000 shares authorized; 49,989,500 shares issued and outstanding as of June 30, 2017 and March 31, 2017	49,990	49,990
Additional paid-in capital	16,021,164	16,021,164
(Deficit)	(995,593)	(3,235,951)
Other comprehensive (loss) income	(427,431)	1,458

Total stockholders' equity	14,648,130	12,836,661
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,877,249	$$13,042,386

See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016 (IN U.S. $) (UNAUDITED)
	Three Months Ended June 30,
	2017	2016

Revenues	$-	$13,917,834
Cost of goods sold	-	6,422,736

Gross profit	-	7,495,098

Operating expenses:
Selling and marketing	-	560,612
General and administrative	23,394	531,886

Total operating expenses	23,394	1,092,498

Income (loss) from operations	(23,394)	6,402,600

Other income (expense):
Other income	-	4,082
Investment income	2,263,752	-

Total other income	2,263,752	4,082

Income before provision for income taxes	2,240,358	6,406,682
Provision for income taxes	-	1,531,143

Net income before noncontrolling interests	2,240,358	4,875,539
Noncontrolling interests	-	1,950,216

Net income attributable to common stockholders	$2,240,358	$2,925,323
See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)
FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016 (IN U.S. $) (UNAUDITED)
	Three Months Ended June 30,
	2017	2016

Net income per common share, basic and diluted	$0.04	$0.06

Weighted average shares outstanding, basic and diluted	49,989,500	49,989,500

Comprehensive income:
Net income	2,240,358	4,875,539
Foreign currency translation adjustment	(428,889)	(925,980)

Comprehensive income	1,811,469	3,949,559
Comprehensive income attributable to noncontrolling interests	-	1,579,823

Comprehensive income attributable to common stockholders	$1,811,469	$2,369,736
See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2017 (IN U.S. $) (UNAUDITED)
	Common Stock	Additional Paid-in Capital	(Deficit)	Other Comprehensive Income (Loss)	Total

Balance, March 31, 2017	$49,990	$16,021,164	$(3,235,951)	$1,458	$12,836,661

Net income	-	-	2,240,358	(428,889)	1,811,469

Balance, June 30, 2017	$49,990	$16,021,164	$(995,593)	$(427,431)	$14,648,130
See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016 (IN U.S. $) (UNAUDITED)

	Three Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$2,240,358	$4,875,539
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Investment income	(2,263,752)	-
Depreciation and amortization	-	106,941
Changes in operating assets and liabilities:
(Increase) in accounts receivable	-	(97,463)
Decrease in inventories	-	328,798
Decrease in advances to suppliers	-	62,638
Decrease in prepaid expenses	-	64,322
Decrease in deferred tax assets		25,741
Increase (decrease) in accounts payable	3,394	(5,798)
Increase in advances from customers	-	484,676
Increase in taxes payable	-	73,634
Increase in accrued expenses	20,000	10,171

Net cash provided by operating activities	-	5,929,199

Cash flows from investing activities:
Purchase of fixed assets	-	(2,265)

Net cash (used in) investing activities	-	(2,265)
Cash flows from financing activities:
Proceeds from stockholder loan-net	-	103,382
Deferred registration costs	-	(23,393

Net cash provided by financing activities	-	79,989

Effect of exchange rate changes on cash	-	(1,031,431

Net change in cash	-	4,975,492
Cash, beginning of year	-	21,548,630

Cash, end of year	$-	26,524,122

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	1,461,930

Noncash financing activities:

Payment of accrued expenses and other payables by shareholder in the form of a loan	$-	$54,388

See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016 (IN U.S. $) (UNAUDITED)

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
In May 2015, C&V International Company Limited, a wholly owned subsidiary of Winha International, set up a wholly owned subsidiary, Australia Winha Commerce and Trade Limited ("Australian Winha"). From February through May 2016, Winha International effected a reorganization of its subsidiaries, with the result that Australian Winha became the indirect owner, through subsidiaries, of Zhongshan Winha, the Company's operating subsidiary.
In March 2016, 29% of the outstanding shares of Australian Winha were transferred to the following individuals and entities, each of which has a direct or indirect relationship with the major shareholder and consultants of the Company.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016 (IN U.S. $) (UNAUDITED)

1.       ORGANIZATION AND BUSINESS (CONTINUED)

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
On January 4, 2017, the Company's 60% owned subsidiary, Australian Winha, was admitted to the ASX Limited Exchange in Australia and there were 24,271,191 ordinary shares issued at an issue price of AUD$0.35 per share to yield net proceeds of AUD$8,494,917 (approximately USD$6,123,000).  As a result of the offering, the Company's 60% ownership of Australian Winha was diluted to 44.87%.  Because the Company's ownership of Australia Winha is less than 50%, the Company is required to deconsolidate Australia Winha and recognize its share of the earnings (loss) reported by Australian Winha on the equity basis of accounting (See notes 2 and 5).

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016 (IN U.S. $) (UNAUDITED)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The unaudited interim consolidated financial statements of the Company as of June 30, 2017 and for the three months ended June 30, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company's Form 10-K filed with the SEC. The results of operations for the three months ended June 30, 2017 are not necessarily indicative of the results to be expected for future quarters or for the year ending March 31, 2018.

All significant inter-company accounts and transactions have been eliminated in consolidation.

All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars ("US Dollar" or "US$" or "$").

Deconsolidation of Australian Winha and Equity Method on Investment

On January 4, 2017, the Company's 60% owned subsidiary, Australian Winha issued 24,271,191 ordinary shares in connection with its public offering in Australia.  After the offering, the Company's 60% ownership of Australian Winha was diluted to 44.87%.  In our financial statements, we consolidated Australian Winha until January 3, 2017. Since January 4, 2017, Winha International accounts for its investment in Australian Winha as an equity method investment subsequent to the deconsolidation.

With the public offering in Australia in January 2017 (see Note 1), the Company no longer consolidates the operations of Australian Winha and its subsidiaries as its ownership was reduced to 44.87% and now recognizes the income (loss) on the equity method of accounting. Accordingly, the information presented in the financial statements and the related footnotes relates to the prior period that was consolidated with the Company.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016 (IN U.S. $) (UNAUDITED)

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
The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:

	June 30, 2017	March 31, 2017
	(Unaudited)

Balance sheet items, except for stockholders' equity, as of period end	$0.1475	$0.1451

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
	(Unaudited)	(Unaudited)

Amounts included in the statements of operations, statements of changes in stockholders' equity and statements of cash flows	$0.1457	$0.1531

The exchange rates used to translate amounts in AUD into US dollars for the purposes of preparing the consolidated financial statements are as follows:

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016 (IN U.S. $) (UNAUDITED)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  Foreign Currency Translation (continued)
	June 30, 2017	March 31, 2017
	(Unaudited)

Balance sheet items, except for stockholders' equity, as of period end	$0.7678	$0.7644

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
	(Unaudited)	(Unaudited)

Amounts included in the statements of operations, statements of changes in stockholders' equity and statements of cash flows	$0.7508	$0.7455

For the three months ended June 30, 2017 and 2016, foreign currency translation adjustments of $(428,889) and $(925,980), respectively, have been reported as other comprehensive (loss).  Pursuant to ASC 740-30-25-17, "Exceptions to Comprehensive Recognition of Deferred Income Taxes," the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.
Although government regulations in China now allow convertibility of the RMB for current account transactions, significant restrictions still remain.  Hence, such translations should not be construed as representations that the RMB could be converted into US dollars at that rate or any other rate.
The value of the RMB against the US dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. Any significant revaluation of the RMB may materially affect the Company's financial condition in terms of US dollar reporting. The PRC has devalued the RMB by approximately 2% subsequent to March 31, 2017. Further devaluations could occur in the future.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016 (IN U.S. $) (UNAUDITED)

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

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016 (IN U.S. $) (UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Revenue Recognition (continued)

a.
Retail stores - The Company recognizes sales revenue from its retail stores, net of sales taxes and estimated sales returns at the time it sells merchandise to the customer. Customer purchases of shopping cards are not recognized as revenue until the card is redeemed when the customer purchases merchandise by using the shopping card.

When the fiscal year 2017 began, the Company had operated seven retail stores. During the three months ended September 30, 2016, the Company assigned the operation of six of its retail stores in Sanshui, Shunde, Chancheng, Xiaolan, Dongguan and Guangzhou to six independent individuals. Revenues are derived from the sale of food products to these six stores and one store that the Company operates. The Company recognizes revenue for product sales upon transfer of title to the six stores. Purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents and the completion of any store acceptance requirements, when applicable, are used to verify product delivery. The Company assesses whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

During the three months ended June 30, 2016, wholesale revenue of $2,083,498 was generated from these six stores.

b.
Custom-made sales - The target customers are commercial customers who can order online or in the Company's local stores and make full payment on site. All orders are forwarded to Zhongshan Winha immediately, which arranges the delivery. Revenue from the sale of products is recognized upon delivery to customers provided that there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, and the sales price is fixed and determinable.  Revenue generated from custom-made sales was $9,816,177 for three months ended June 30, 2016.

c.	Franchise and management fees

During the three months ended September 30, 2015, the Company commenced franchising the use of the Company's trademark, name identification and other business resources. The franchisee is required to pay franchise fees and management fees to Zhongshan Winha. Franchise fee revenue from franchise sales is recognized only when all material services or conditions relating to the sale have been substantially performed or satisfied by the Company. The franchise and management fees recognized by the Company were $1,492,731 for the three months ended June 30, 2016, and are included in revenue.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016 (IN U.S. $) (UNAUDITED)

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

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016 (IN U.S. $) (UNAUDITED)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  Fair Value of Financial Instruments (continued)

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of June 30, 2017 and March 31, 2017, none of the Company's assets and liabilities were required to be reported at fair value on a recurring basis.  Carrying values of non-derivative financial instruments, including accounts payable, accrued expenses and loan from stockholder approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.
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
Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on the de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with these tax positions.  As of June 30, 2017 and March 31, 2017, the Company did not record any liabilities for unrecognized income tax benefits.  The earnings of equity investment will be indefinitely reinvested and accordingly, no deferred taxes will be calculated.
The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016 (IN U.S. $) (UNAUDITED)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  Income Taxes (continued)

United States

The Company is subject to United States tax at graduated rates from 15% to 35%.  No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three months ended June 30, 2017 and 2016.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016 (IN U.S. $) (UNAUDITED)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) Per Common Share
The Company computes net income (loss) per common share in accordance with FASB ASC 260, "Earnings Per Share" ("ASC 260").  Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding plus the effect of any potential dilutive shares outstanding during the period. There were no dilutive shares outstanding during the three months ended June 30, 2017 and 2016.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are the same for basic and diluted per share calculations for the periods reflected in the accompanying consolidated statements of income and other comprehensive income.
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
The required transfer to the statutory reserve fund was $276,438 for the three months ended June 30, 2016.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016 (IN U.S. $) (UNAUDITED)

3.       RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This ASU requires all entities to derecognize a business or nonprofit activity in accordance with Topic 810, and also requires all entities derecognize an equity method investment in accordance with Topic 860.  The amendments in this ASU eliminate the scope exceptions, and simplifies GAAP. This ASU is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period.  Public entities may apply the guidance earlier but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the effect this ASU will have on its consolidated statement of cash flows.
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

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016 (IN U.S. $) (UNAUDITED)

3.  RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In April 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance supersedes current guidance on revenue recognition in Topic 605, Revenue Recognition. In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No.2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.
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

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016 (IN U.S. $) (UNAUDITED)

4.       EQUITY INVESTMENT

On November 7, 2016, Australian Winha, entered into a series of contractual agreements (the "Acquisition Agreements") with Flavours Fruit & Veg Pty Ltd ("Flavours"), an Australia company, World of Flavours Pty Ltd ("World") and Select Providor Pty Ltd ("Select") (collectively "Flavours Shareholders"), to acquire 49% shares of Flavours.

On January 4, 2017, the Company's 60% owned subsidiary, Australian Winha issued 24,271,191 ordinary shares.  After the offering, the Company's 60% ownership of Australian Winha was reduced to 44.87%.

Under the equity method, the Company's investment in Australian Winha was initially recognized at fair value of $13,141,799 and adjusted thereafter to recognize the Company's share of the profit or loss and other comprehensive income (loss) of Australian Winha.

The following table reconciles the investment income with equity investment for the three months ended June 30, 2017 and March 31, 2017, respectively:

	June 30, 2017	March 31, 2017
	(Unaudited)

Equity investment - beginning	$13,042,386	$13,141,799
Investment income (loss)	$2,263,752	$(103,635)
Other comprehensive (loss) gain	$(428,889)	$4,222
Dividend declared (approximately USD $0.026 per share)	$(1,166,554)	$-

Equity investment - ending	$13,710,695	$13,042,386

The following table summarized the operation information of Australia Winha:

	June 30, 2017	March 31, 2017
	(Unaudited)

Revenues	$18,665,611	$22,107,355
Gross profit	$7,353,321	$8,825,839
Net income (loss)	$5,045,134	$(230,969)
Total assets	$41,260,271	$43,293,241
Total liabilities	$3,424,863	$3,438,626

5.  RELATED PARTY TRANSACTIONS
The Company obtained demand loans from the chairman of the board, which are non-interest bearing.  The loans of $118,680 as of June 30, 2017 and March 31, 2017 are reflected as loan from stockholder in the consolidated balance sheets.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016 (IN U.S. $) (UNAUDITED)

6.  INCOME TAXES

The Company is required to file income tax returns in both the United States and the PRC.  Its operations in the United States have been insignificant and income taxes have not been accrued.
The provision for income taxes consisted of the following for the three months ended June 30:
	2017	2016
	(Unaudited)	(Unaudited)

Current	$-	$1,556,884
Deferred	-	(25,741)

	$-	$1,531,143
The following table reconciles the effective income tax rates with the statutory rates for the three months ended June 30, respectively:

	2017	2016
	(Unaudited)	(Unaudited)

Statutory rate - PRC	-	25.0%
Benefit of carryforward losses	-	(1.1)%
Other	-	-

Effective income tax rate	-	23.9%

During the three months ended June 30, 2016, the Company did not recognize any tax benefit related to Parent's loss of approximately $(15,865,000) since it has no income. The stock compensation of approximately $15,865,000 would be deductible only to the U.S. Parent Company and accordingly there is no deferred tax benefit to be recognized. The stock compensation of approximately $6,017,000 can't be deducted by the Operating Company under PRC tax laws.
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

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016 (IN U.S. $) (UNAUDITED)

6.  INCOME TAXES (CONTINUED)

Deferred tax assets are comprised of the following:
	June 30, 2017	March 31, 2017
	(Unaudited)

Net operating loss carryforwards	$7,239,616	$7,239,616
Less: valuation allowance	(7,239,616	(7,239,616)
Net deferred tax asset
At June 30, 2017 and March 31, 2017, the Company had unused operating loss carry-forwards of approximately $20,685,000 and $20,685,000 respectively, expiring in various years through 2037.  As it is more likely than not that the benefit from the NOL carryforwards will not be realized, $7,239,616 valuation allowance has been recognized as of June 30, 2017 and March 31, 2017.  The valuation allowance increased by approximately $936,000 and $6,243,000 for the years ended March 31, 2017 and 2016, respectively.  The carryforwards are principally in the United States.

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
Events Affecting Consolidation
We operate our business in China through Zhongshan Winha. We hold an equity interest in Zhongshan Winha through several tiers of subsidiaries. Until March 2016 we held a 100% interest in those subsidiaries.
In March 2016, our subsidiary, Sanmei Investment, transferred 29% of the outstanding shares of our subsidiary, Australian Winha, to persons and entities who were either affiliates of, or consultants to, Zhongshan Winha, and transferred 11% of the shares of Australian Winha to persons who are suppliers to Zhongshan Winha. The effect of above transaction reduced the interest of the Company in its Australian subsidiary, and indirectly in Zhongshan Winha, by 40%. Subsequently, on January 4, 2017, Australian Winha completed a public offering of its shares on the ASX Limited Exchange in Australia, which reduced our equity interest in Australian Winha to 44.87%. As a result, the financial statements of Australian Winha and its subsidiaries, including Zhongshan Winha, have been deconsolidated as of December 31, 2016 from the financial statements of our U.S. entity, Winha International. Our interest in Australian Winha and its subsidiaries is now recorded on our balance sheets as an "equity investment"
Results of Operations
 The results of operations reported by the Company in this Quarterly Report reflect:
•	For the three months ended June 30, 2017:

	o	the consolidated operations of Winha International and its immediate subsidiaries, but not including Australian Winha and its subsidiaries; plus

	o	44.87% of the net income recorded by Australian Winha and its subsidiaries during the three months ended June 30, 2017.

•	For the three months ended June 30, 2016: the consolidated operations of Winha International and its subsidiaries, including Zhongshan Winha.

In future reports, unless Winha International's equity interest in Australian Winha increases to exceed 50%, the results of operations of Australian Winha and its subsidiaries will be reflected in the financial statements of Winha International by recording Winha International's portion of the net income or loss realized by Australian Winha as a gain or loss on investment, with a corresponding adjustment to the book value of the Company's investment in Australian Winha.

Our share of the net income of Australian Winha for the three months ended June 30, 2017 was $2,263,752, which was recorded as investment income on our Consolidated Statements of Operations. During the same period, our U.S. parent incurred general and administrative expenses of $23,394, primarily consisting of professional fees relating to its status as a public reporting company in the U.S. Our net income for the three months ended June 30, 2017, therefore, was $2,240,358, or $0.04 per share.
During the three months ended June 30, 2016, we owned 60% of Australian Winha, and therefore consolidated the results of operations of Australian Winha and its subsidiaries, including Zhongshan Winha, with our own. During those three months, our consolidated operations yielded $13,917,834 in revenue, derived from the following revenue sources:

Off-the-shelf products	$2,083,498
Custom-made products	9,816,177
Franchises	1,492,731

Gross profit for the three months ended June 30, 2016 was $7,495,098, representing a gross margin of almost 54%. However, Zhongshan Winha's gross margin fell later in 2016 and is not likely to return to the 54% level in future periods. The largest component of its revenue during three months ended June 30, 2016 was custom-sales, made to order, which are the most profitable class of sales.
Operating expenses recorded for the three months ended June 30, 2016, consisting of $560,612 in selling and marketing expenses and $531,886 in general and administrative expenses, were at approximately the level realized throughout the year. As is made obvious by the modest operating expenses reported in 2017, after deconsolidation, most of the operating expenses during the three months ended June 30, 2016 were incurred by our operating subsidiary.
Our net after-tax income for the three months ended June 30, 2016 was $4,875,539. The portion of that attributable to the operations of Australian Winha and subsidiaries was allocable 60% to the shareholders of Winha International and 40% to the persons who were minority shareholders of Australian Winha during that period, resulting in a deduction of $1,950,216 attributable to the non-controlling interest held by those minority shareholders. The net income for the three months ended June 30, 2016 attributable to the common stockholders of Winha International, therefore, was $2,925,323, or approximately $0.06 per share.
Liquidity and Capital Resources
The Company's 44.87% portion of the net book value of Australian Winha and its subsidiaries on January 4, 2017 was $13,141,799. As a result of the deconsolidation on that date, that book value was recorded as "equity investment" and all assets and liabilities of Australian Winha and its subsidiaries were eliminated from the balance sheet of Winha International. At the end of the fiscal year, on March 31, 2017, the Company's equity in the net loss incurred by Australian Winha and subsidiaries during the fourth quarter of that year was recorded as an expense and deducted from our equity investment, resulting in a value of $13,042,386.

During the three months ended June 30, 2017, the Company's 44.87% share of the net income recorded by Australian Winha in that period equaled $2,263,752. This was offset by a comprehensive loss of $428,889 due to foreign currency translation adjustment, as well as by the amount of the dividend declared by Australian Winha payable to the Company. The net amount of $668,309 was added to the book value of the Company's equity investment in Australian Winha, resulting in a value of $13,710,695 at June 30, 2017. This was supplemented by the $1,166,554 dividend payable to the Company by Australian Winha at June 30, 2017, and offset by $229,119 in current liabilities of Winha International as of June 30, 2017, consisting of accounts payable, accrued expenses and a loan from shareholder, to yield a stockholders' equity of $14,648,130 at that date.
The Statements of Cash Flows for the three months ended June 30, 2017, similar to the Statements of Operations, presents the limited operations of the parent company after deconsolidation: during that period there was no cash flow from operations, investing activities or financing, as the expenses of the parent company were simply added to accounts payable and accrued expenses. The cash flows for the three months ended June 30, 2016 were realized primarily by Zhongshan Winha in that three month period. In future reports, unless Winha International's equity interest in Australian Winha increases to exceed 50%, cash flows experienced by Australian Winha and its subsidiaries will not be reflected in the Statements of Cash Flows of Winha International.
Transfer of Cash
According to PRC laws and regulations, in the event that we need to finance our PRC operations in the future, we are allowed to provide funding by means of capital contributions through Australian Winha to Shenzhen Winha and/or loans to Zhongshan Winha. The loans would be subject to applicable government registration and approval requirements. We may not be able to complete the registration or obtain these government approvals on a timely basis. If we fail to complete such registration or receive such approvals, our ability to finance our PRC operations may be negatively affected, which could adversely affect the operating company's liquidity and its ability to fund and expand our business.
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
 Critical Accounting Policies and Estimates
In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the quarter ended June 30, 2017, there were no estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.
Impact of Accounting Pronouncements
There were no recent accounting pronouncements that have or will have a material effect on the Company's financial position or results of operations.
Off Balance Sheet Transactions
We do not currently have any off-balance sheet arrangements.
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of June 30, 2017.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's system of disclosure controls and procedures was not effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A	Risk Factors
There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended March 31, 2017.

Item 2	Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities
The Company did not effect any unregistered sale of securities during the first quarter of fiscal year 2018.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the first quarter of fiscal year 2018.

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

WINHA INTERNATIONAL GROUP LIMITED.

Date: August 21, 2017	By:	/s/ Chung Yan Winnie Lan
Chung Yan Winnie Lan, Chief Executive Officer, Chief Financial and Accounting Officer