Form 10-Q
period 2017-09-30
WINHA INTERNATIONAL GROUP LTD
filed 2017-11-20
CIK 1584057

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

November 20, 2017
Common Voting Stock: 49,989,500

WINHA INTERNATIONAL GROUP LIMITED
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2017

Transient Investment Company

On January 4, 2017 our subsidiary, Winha Commerce and Trade International Limited ("Australian Winha"), completed a public offering of its common stock on the ASX Limited Exchange in Australia. As a result, the beneficial interest of Winha International Group Limited ("Winha International") in Australian Winha was reduced from 60% to 44.87%, thus making our interest in Australian Winha an investment security within the definitions set forth in the Investment Company Act of 1940. Australian Winha owns, indirectly, substantially all of the assets that have appeared on the balance sheets in reports with the Securities and Exchange Commission filed by Winha International for periods prior to January 4, 2017. The reclassification of its interest in Australian Winha to an investment security, therefore, caused Winha International to become an investment company within the definitions set forth in the Investment Company Act of 1940.
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
i

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (IN U.S. $)
SEPTEMBER 30, 2017 AND MARCH 31, 2017

ASSETS	September 30, 2017	March 31, 2017
	(Unaudited)

Cash and cash equivalents	$1,192,141	$-

Equity investment	14,596,559	13,042,386

TOTAL ASSETS	$15,788,700	$13,042,386

Current liabilities:
Accounts payable	$75,863	$57,045
Accrued expenses	22,000	30,000
Loan from stockholder	168,680	118,680

Total current liabilities	266,543	205,725

Commitments and contingent liabilities	-	-

Stockholders' equity:
Common stock, $0.001 par value per share, 200,000,000 shares authorized; 49,989,500 shares issued and outstanding as of September 30, 2017 and March 31, 2017	49,990	49,990
Additional paid-in capital	16,021,164	16,021,164
(Deficit)	(1,114,148)	(3,235,951)
Other comprehensive (loss) income	565,151	1,458

Total stockholders' equity	15,522,157	12,836,661

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,788,700	$13,042,386
See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (IN U.S. $) (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

Revenues	$-	$14,866,148	$-	$28,783,982
Cost of revenues	-	8,570,699	-	14,993,435

Gross profit	-	6,295,449	-	13,790,547

Operating expenses:
Selling and marketing	-	431,058	-	991,670
General and administrative	37,424	557,733	60,818	1,080,076
Financial expenses	-	6,689	-	16,232

Total operating expenses	37,424	995,480	60,818	2,087,978

(Loss) income from operations	(37,424)	5,299,969	(60,818)	11,702,569

(Loss) income of equity investment	(81,131)	-	2,182,621	-

Non-operating income (expense):
Other non-operating income	-	975	-	5,057
Other non-operating (expenses)	-	(456,365)	-	(456,365)

Total non-operating income (expense)	(81,131)	(455,390)	2,182,621	(451,308)

(Loss) income before provision for income taxes	(118,555)	4,844,579	2,121,803	11,251,261
Provision for income taxes	-	1,416,852	-	2,947,995

See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (IN U.S. $) (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

Net (loss) income before noncontrolling interest	(118,555)	3,427,727	2,121,803	8,303,266
Noncontrolling interest	-	1,371,091	-	3,321,307

Net (loss) income attributable to common stockholders	(118,555)	2,056,636	2,121,803	4,981,959

Earnings per common share, basic and diluted	$0.00	$0.04	$0.04	$0.10

Weighted average shares outstanding, basic and diluted	49,989,500	49,989,500	49,989,500	49,989,500
Other Comprehensive income:
Net (loss) income	(118,555)	3,427,727	2,121,803	8,303,266
Foreign currency translation adjustment	290,865	(76,011)	563,693	(702,747)

Comprehensive (loss) income	172,310	3,351,716	2,685,496	7,600,519

Comprehensive income attributable to noncontrolling
Interest	-	1,340,403	-	3,040,207

Comprehensive (loss) income attributable to commonstockholders	$172,310	$2,011,313	$2,685,496	$4,560,312

See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 (IN U.S. $) (UNAUDITED)

	Common Stock	Additional Paid-in Capital	(Deficit)	Other Comprehensive Income (Loss)	Total

Balance, March 31, 2017	$49,990	$16,021,164	$(3,235,951)	$1,458	$12,836,661

Net income	-	-	2,121,803	563,693	2,685,496

Balance, September 30, 2017	$49,990	$16,021,164	$(1,114,148)	$565,151	$15,522,157
See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (IN U.S. $) (UNAUDITED)

	Six Months Ended September 30,
	2017	2016

Cash flows from operating activities:
Net income	$2,121,803	$8,303,266
(Loss) of equity investment	(2,182,621)	-
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Write off deferred registration costs		212,312
Write off of website		46,167
Decrease in deferred tax assets		26,552
Depreciation and amortization	-	231,303
Changes in operating assets and liabilities:
(Increase) in accounts receivable	-	(2,460,650)
Decrease in inventories	-	942,652
Decrease in advances to suppliers	-	69,948
(Increase) in prepaid expenses	-	(5,525,358)
Increase (decrease) in accounts payable	18,818	(8,108)
Accounts payable paid by shareholder	50,000
(Decrease) in advances from customers	-	(739,182)
(Decrease) in taxes payable	-	(42,727)
(Decrease) in accrued expenses	(8,000)	(104,875)

Net cash provided by operating activities	-	951,300

Cash flows from investing activities:
Dividends received from investment	1,192,141
Purchase of fixed assets	-	(10,397,016)

Net cash provided by (used in) investing activities	1,192,141	(10,397,016)

See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (IN U.S. $) (UNAUDITED) (CONTINUED)

	Six Months Ended September 30,

Cash flows from financing activities:
Proceeds from stockholder loan-net	-	370,605
Repayment of redeemable convertible notes	-	(5,435,466)

Net cash (used in) financing activities	-	(5,064,861)

Effect of exchange rate changes on cash	-	(474,275)

Net change in cash	1,192,141	(14,984,852)
Cash, beginning of year	-	21,548,630

Cash, end of year	$1,192,141	$6,563,778

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$191,844
Cash paid for income taxes	$-	$2,921,604
Noncash financing activities:
Payment of accrued expenses and other payables by shareholder in the form of a loan	$50,000	$60,000

See accompanying notes to the consolidated financial statements.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(IN U.S. $) (UNAUDITED)

1.	ORGANIZATION AND BUSINESS
Winha International Group Limited ("Winha International") was incorporated in Nevada on April 15, 2013.  The subsidiaries of the Company and their principal activities are described as follows:
As of January 4, 2017, WINHA International's subsidiary's investment in WINHA Commerce and Trade International Limited ("Australian WINHA") was reduced to 44.87% from 60% with the sale of shares by Australian WINHA.  Accordingly, this investment has been deconsolidated and WINHA International now recognizes its shares of the earnings (loss) on the equity basis of accounting.
Prior to the deconsolidation, WINHA International operated as follows:
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
In May 2015, C&V International Company Limited, a wholly owned subsidiary of Winha International, set up a wholly owned subsidiary, Australian Winha.  From February through May 2016, Winha International effected a reorganization of its subsidiaries, with the result that Australian Winha became the indirect owner, through subsidiaries, of Zhongshan Winha, the Company's operating subsidiary.
In March 2016, 29% of the outstanding shares of Australian Winha were transferred to the following individuals and entities, each of which has a direct or indirect relationship with the major shareholder and consultants of the Company.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
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
In addition, 11 individuals, suppliers of Zhongshan Winha, were each sold 1% of Australian Winha shares for $0.0001 per share as follows:
The effect of these transactions was to reduce the interest of the Company in its Australian subsidiary by 40%. The Company used the Australian Winha offering price for its initial public offering in Australia to approximate the fair value of the 40% stock issued. The Company recognized stock compensation of $21,882,816 during the year ended March 31, 2016.
On January 4, 2017, the Company's 60% owned subsidiary, Australian Winha, was admitted to the ASX Limited Exchange in Australia and there were 24,271,191 ordinary shares issued at an issue price of AUD$0.35 per share to yield net proceeds of AUD$8,494,917 (approximately USD$6,123,000).  As a result of the offering, the Company's 60% ownership of Australian Winha was diluted to 44.87%.  Because the Company's ownership of Australia Winha was reduced to less than 50%, the Company was required to deconsolidate Australia Winha and recognize its share of the earnings (loss) reported by Australian Winha on the equity basis of accounting (See Notes 2 and 5).

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(IN U.S. $) (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting and Presentation
The unaudited interim consolidated financial statements of the Company as of September 30, 2017 and for the three and six months ended September 30, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company's Form 10-K filed with the SEC. The results of operations for the three and six months ended September 30, 2017 are not necessarily indicative of the results to be expected for future quarters or for the year ending March 31, 2018.
All significant inter-company accounts and transactions have been eliminated in consolidation.
All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars ("US Dollar" or "US$" or "$").
The accounting policies disclosed hereafter principally relate to the operations previously consolidated by the Company until the date of deconsolidation on January 4, 2017.
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
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(IN U.S. $) (UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Foreign Currency Translation (continued)
Until the deconsolidation on January 3, 2017, almost all Company assets and operations were located in the PRC.  Subsequent to January 3, 2017, the Company's investment is in Australia Winha, which consolidates all the operating entities principally in the PRC.  The functional currency for the majority of the Company's operations is the Renminbi ("RMB"). For Winha International Investment Holdings Company, the functional currency for the majority of its operations is the Hong Kong Dollar ("HKD"). For Australian Winha, the functional currency is the Australian Dollar ("AUD").  The Company uses the United States Dollar ("US Dollar" or "US$" or "$") for financial reporting purposes.  The financial statements of the Company have been translated into US dollars in accordance with FASB ASC 830, "Foreign Currency Matters."
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
The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:
	September 30, 2017	March 31, 2017
	(Unaudited)
Balance sheet items, except for stockholders' equity, as of period end	N/A	$0.1451

	For the three months ended September 30,
	2017	2016
	(Unaudited)
Amounts included in the statements of operations and changes in stockholders' equity	N/A	$0.1500

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(IN U.S. $) (UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Foreign Currency Translation (continued)
	For the six months ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Amounts included in the statements of operations and changes in stockholders' equity	N/A	$0.1515
The exchange rates used to translate amounts in AUD into US dollars for the purposes of preparing the consolidated financial statements are as follows:
	September 30, 2017	March 31, 2017
	(Unaudited)
Balance sheet items, except for stockholders' equity, as of period end	$0.7844	$0.7644

	For the three months ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Amounts included in the statements of operations and changes in stockholders' equity	$0.7894	$0.7577

	For the six months ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Amounts included in the statements of operations and changes in stockholders' equity	$0.7704	$0.7517

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(IN U.S. $) (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Foreign Currency Translation (continued)
For the three and six months ended September 30, 2017 and 2016, foreign currency translation adjustments of $290,865 and $(76,011), respectively, $563,693 and $(702,747), respectively, have been reported as other comprehensive (loss).  Pursuant to ASC 740-30-25-17, "Exceptions to Comprehensive Recognition of Deferred Income Taxes," the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.
Although government regulations in China now allow convertibility of the RMB for current account transactions, significant restrictions still remain.  Hence, such translations should not be construed as representations that the RMB could be converted into US dollars at that rate or any other rate.
The value of the RMB against the Australian, US dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. Any significant revaluation of the RMB may materially affect the Company's financial condition in terms of US dollar reporting.
Vulnerability Due to Operations in PRC
The Company's investment may be adversely affected by significant political, economic and social uncertainties in the PRC.  Although the PRC government has been pursuing economic reform policies for more than twenty years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC's political, economic and social conditions.  There is also no guarantee that the PRC government's pursuit of economic reforms will be consistent, effective or continue.
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
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
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

When the fiscal year 2017 began, the Company was operating seven retail stores. During the three months ended September 30, 2016, the Company assigned the operation of six of its retail stores in Sanshui, Shunde, Chancheng, Xiaolan, Dongguan and Guangzhou to six independent individuals. Subsequently, revenues have been derived from the sale of food products to these six stores and one store that the Company operates. The Company recognizes revenue for product sales upon transfer of title to the six stores. Purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents and the completion of any store acceptance requirements, when applicable, are used to verify product delivery. The Company assesses whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment
During the three and six months ended September 30, 2016, wholesale revenue of $1,867,379 was generated from these six stores.
2.
Custom-made sales - The target customers are commercial customers who can order online or in the Company's local stores and make full payment on site. All orders are forwarded to Zhongshan Winha immediately, which arranges the delivery. Revenue from the sale of products is recognized upon delivery to customers provided that there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, and the sales price is fixed and determinable.  Revenue generated from custom-made sales was $9,880,153 and $19,696,330, respectively, for three and six months ended September 30, 2016.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(IN U.S. $) (UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Revenue Recognition (continued)
3.	Franchise and management fees

During the three months ended September 30, 2015, the Company commenced franchising the use of the Company's trademark, name identification and other business resources. The franchisee is required to pay franchise fees and management fees to Zhongshan Winha. Franchise fee revenue from franchise sales is recognized only when all material services or conditions relating to the sale have been substantially performed or satisfied by the Company. The franchise and management fees recognized by the Company was $1,792,979 and $3,285,710, respectively, for the three and six months ended September 30, 2016 and are included in revenue.
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
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(IN U.S. $) (UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Fair Value of Financial Instruments (continued)
ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of September 30, 2017 and March 31, 2017, none of the Company's assets and liabilities were required to be reported at fair value on a recurring basis.  Carrying values of non-derivative financial instruments, including accounts payable, accrued expenses and loan from stockholder approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.
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
Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on the de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with these tax positions.  As of September 30, 2017 and March 31, 2017, the Company did not record any liabilities for unrecognized income tax benefits.  The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(IN U.S. $) (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Income Taxes (continued)
United States
The Company is subject to United States tax at graduated rates from 15% to 35%.  No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three and six months ended September 30, 2017 and 2016.
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
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(IN U.S. $) (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Net Income (Loss) Per Common Share
The Company computes net income (loss) per common share in accordance with FASB ASC 260, "Earnings Per Share" ("ASC 260").  Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding plus the effect of any potential dilutive shares outstanding during the period. There were no dilutive shares outstanding during the three and six months ended September 30, 2017 and 2016.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are the same for basic and diluted per share calculations for the periods reflected in the accompanying consolidated statements of operations and other comprehensive income.
Statutory Reserve
The Company's China-based operation are required to make appropriations of retained earnings for certain non-distributable reserve funds.
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
The required transfer to the statutory reserve fund was $30,027 and $306,465, respectively, for the three and six months ended September 30, 2016.

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
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
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(IN U.S. $) (UNAUDITED)

3.  RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)
In April 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance supersedes current guidance on revenue recognition in Topic 605, Revenue Recognition. In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No.2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. There is no impact to the Company of adopting this standard on its consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for the Company beginning April 1, 2020 and interim periods within that fiscal year. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief.  The Company has no lease, so there is no impact to the Company.
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

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(IN U.S. $) (UNAUDITED)

4.    EQUITY INVESTMENT (continued)
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
The market value of the investment on the ASX Limited Exchange as of September 30, 2017 was approximately $23,000,000.  When determining the balance sheet value of the equity investment of the Company, the interest held in Australian Winha was not written up to fair value.  Rather, the investment was determined at the book value of Australian Winha.  The following table reconciles the investment income with equity investment for the six months ended September 30, 2017 and for the year ended March 31, 2017, respectively:
	September 30, 2017	March 31, 2017
	(Unaudited)

Equity investment - beginning	$13,042,386	$13,141,799
Investment income (loss)	2,182,621	(103,635)
Other comprehensive (loss) gain	(504,188)	4,222
Dividend declared (approximately USD $0.026 per share)	(1,166,554)	-

Equity investment - ending	$13,554,265	$13,042,386
The following tables summarize the operations and balance sheet information of Australia Winha and subsidiaries:

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(IN U.S. $) (UNAUDITED)

4. EQUITY INVESTMENT (continued)

	Six Months Ended Sept. 30, 2017	Year Ended March 31, 2017
	(Unaudited)

Revenues	$36,088,453	$22,107,355
Gross profit	$13,799,433	$8,825,839
Net income (loss)	$4,864,321	$(230,969)

	As at September 30, 2017	As at March 31, 2017

	(Unaudited)

Total assets	$38,050,937	$43,293,241
Total liabilities	$2,357,737	$3,438,626

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(IN U.S. $) (UNAUDITED)

5.  RELATED PARTY TRANSACTIONS
The Company obtained demand loans from the chairman of the board, which are non-interest bearing.  The loans of $118,680 as of September 30, 2017 and March 31, 2017 are reflected as loan from stockholder in the consolidated balance sheets.
6.  INCOME TAXES
The Company is required to file income tax returns in the United States and prior to deconsolidation in Australia and the PRC.  Its operations in the United States have been insignificant and income taxes have not been accrued.
The provision for income taxes consisted of the following for the three and six months ended September 30:
	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$-	$1,430,329	$-	$2,974,547
Deferred	-	(13,477)	-	(26,552)

	$-	$1,416,852	$-	$2,947,995

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(IN U.S. $) (UNAUDITED)

6.  INCOME TAXES (CONTINUED)
The following table reconciles the effective income tax rates with the statutory rates for the three and six months ended September 30, respectively:
	For the three months ended September 30,		For the six months ended September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Statutory rate	34%	25.0%	34%	25.0%
Change in valuation allowance	(34%)	4.3%	(34%)	1.2%
Other	-	0.5%	-	0.2%

Effective income tax rate	-	29.8%	-	26.4%
During the three and six months ended September 30, 2016, the Company did not recognize any tax benefit related to Parent's loss of approximately $(15,865,000) since it has no income. The stock compensation of approximately $15,865,000 would be deductible only to the U.S. Parent Company and accordingly there is no deferred tax benefit to be recognized. The stock compensation of approximately $6,017,000 cannot be deducted by the Operating Company under PRC tax laws.
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
Deferred tax assets are comprised of the following:
	September 30, 2017	March 31, 2017
	(Unaudited)

Net operating loss carryforwards	$7,239,616	$7,239,616

Less: valuation allowance	(7,239,616	(7,239,616)

Net deferred tax asset	$-	$-

WINHA INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(IN U.S. $) (UNAUDITED)

6.  INCOME TAXES (CONTINUED)
At both September 30, 2017 and March 31, 2017, the Company had unused operating loss carry-forwards of approximately $20,685,000, expiring in various years through 2037.  As it is more likely than not that the benefit from the NOL carryforwards will not be realized, $7,239,616 valuation allowance has been recognized as of September 30, 2017 and March 31, 2017.  The valuation allowance increased by approximately $936,000 during the year ended March 31, 2017.  The carryforwards are principally in the United States.
The Company's tax filings are subject to examination by the tax authorities.  The tax years ended March 31, 2016, 2015 and 2014 remain open to examination by the tax authorities in the PRC.  The Company's U.S. tax returns for the years ended March 31, 2016, 2015, and 2014 are subject to examination by the tax authorities.

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
Results of Operations
Winha International Group Limited: Three and Six Months Ended September 30, 2017
The results of operations reported by Winha International Group Limited (the "Company") in this Quarterly Report reflect:
•	For the three and six months ended September 30, 2017:

	o	the consolidated operations of Winha International and its immediate subsidiaries, but not including Australian Winha and its subsidiaries; plus

	o	44.87% of the net income recorded by Australian Winha and its subsidiaries during the three and six months ended September 30, 2017.

•	For the three and six months ended September 30, 2016: the consolidated operations of Winha International and its subsidiaries, including Zhongshan Winha.

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
Our share of the net income (loss) reported by Australian Winha for the three and six months ended September 30, 2017 was ($81,131) and $2,182,621, which was recorded as "(loss) income of equity investment" on our Consolidated Statements of Operations. During the same periods, our U.S. parent incurred general and administrative expenses of $37,424 and $60,818, respectively, primarily consisting of professional fees relating to its status as a public reporting company in the U.S. Our net income (loss) for the three and six months ended September 30, 2017, therefore, was ($118,555)(($0.00) per share) and $2,121,803 ($0.04 per share).
Winha Commerce and Trade International Limited ("Australian Winha"): Six Months Ended September 30, 2017
The following information regarding Australian Winha (and the information regarding Australian Winha included below under "Liquidity and Capital Resources") is based on financial information provided to the Company by that entity.

Winha Commerce and Trade International Limited
Six Months Ended Sept. 30, 2017
Revenue	$36,088,453
Gross profit	13,799,433
Operating expenses:
Selling and marketing	2,762,853
General and administrative	4,029,561
Financial expense	9,136
Total operating expenses	6,801,550
Income from operations	6,997,883
Non-operating income (expense):
Interest income	3,026
Other income (expense)	36
Total other income (expense)	3,062
Income before income tax	7,000,945
Provision for income tax	2,403,278
Net profit	$4,597,667

The revenue realized by Australian Winha increased by 25% from the first six months of fiscal 2017 to the first six months of fiscal 2018, primarily due to increases in franchise revenue and the expansion of wholesale operations.
Selling expenses were dramatically increased, from $1,080,076 in the first six months of fiscal 2017 to $2,762,853 in the first six months of fiscal 2018. The level of selling expenses are heavily influenced by the restaurants that Zhongshan Winha is operating. Similarly, general and administrative expenses incurred by Australian Winha increased by approximately 300% from the first half of fiscal 2017 to the first half of fiscal 2018. The increase in these operating expenses reflects, in part, Australian Winha's use of the proceeds of its 2017 stock offering in Australia (approximately USD$6,123,000) to expand the operations of its business.
Because of the dramatic increase in operating expenses during fiscal year 2018, Australian Winha's net income for the first half of that year fell by 45%. Management's plan is that the funds invested in marketing and expanded operations should yield substantial future growth.
Winha International Group Limited: Three and Six Months Ended September 30, 2016
During the three and six months ended September 30, 2016, we owned 60% of Australian Winha, and therefore consolidated the results of operations of Australian Winha and its subsidiaries, including Zhongshan Winha, with our own. During those periods, our consolidated operations yielded $14,866,148 and $28,783,982, respectively, in revenue, derived from the following revenue sources:
	Three Months Ended Sept. 30, 2016	Six Months Ended Sept. 30, 2016
Off-the-shelf products	$3,193,016	$5,801,942
Custom-made products	9,880,153	19,696,330
Franchises	1,792,979	3,285,710
	$14,866,148	$28,783,982

For the remainder of 2016, franchise revenue continued to grow, while our custom-made operations were terminated and largely replaced by wholesale operations during the summer of 2016.
Gross profit for the three months ended September 30, 2016 was $6,295,449, representing a gross margin of 42%. Gross profit for the six months ended September 30, 2016 was $13,790,547, representing a gross margin of almost 48%. Zhongshan Winha's gross margin fell in the latter months of 2016 and is not likely to return to the levels recorded in fiscal year ended March 31, 2016. Through the end of calendar year 2016, the largest component of its revenue was custom-sales, made to order, which are the most profitable class of sales. Zhongshan Winha gradually terminated its custom-made sales during 2016, in order to focus on wholesale marketing and franchise operations. This resulted in a reduction in gross margin.
Operating expenses recorded for the three and six months ended September 30, 2016, consisting of $431,058 and $991,670 in selling and marketing expenses, $557,733 and $1,080,076 in general and administrative expenses, and $6,689 and $16,232 in financial expenses. Selling expenses increased during the year due to the addition of a second restaurant. General and administrative expenses increased during the year due to the expansion of overall operations, including the introduction of franchise operations, as well as the costs incurred in connection with the listing of Australian Winha on the ASX Limited Exchange in Australia. As is made obvious by the modest operating expenses reported in 2017, after deconsolidation, most of the operating expenses during the three and six months ended September 30, 2016 were incurred by our operating subsidiary which had been consolidated.

Our net after-tax income for the three and six months ended September 30, 2016 was $3,427,727 and $8,303,266. The portion of that attributable to the operations of Australian Winha and subsidiaries was allocable 60% to the shareholders of Winha International and 40% to the persons who were minority shareholders of Australian Winha during that period, resulting in deductions of $1,371,091 and $3,321,307 attributable to the non-controlling interest held by those minority shareholders. The net income for the three and six months ended September 30, 2016 attributable to the common stockholders of Winha International, therefore, was $2,056,636 ($0.04 per share) and $4,981,959 ($0.10 per share).
Liquidity and Capital Resources
Winha International Group Limited
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
During the six months ended September 30, 2017, the Company's 44.87% share of the net income recorded by Australian Winha in that period equaled $2,182,621. This was offset by a comprehensive loss of $563,693 due to foreign currency translation adjustments, as well as by the $1,166,554 in dividends declared by Australian Winha paid to the Company. The net amount of $511,879 was added to the book value of the Company's equity investment in Australian Winha, resulting in a value of $14,596,559 at September 30, 2017. (The market value of our investment in Australia Winha based upon the closing share price on the ASX Limited Exchange as of September 30, 2017 was approximately $23,000,000). The book value of our equity investment was offset by $266,543 in current liabilities of Winha International as of September 30, 2017, consisting of accounts payable, accrued expenses and a loan from shareholder, to yield a stockholders' equity of $15,522,157 at that date.
The Statements of Cash Flows for the six months ended September 30, 2017, similar to the Statements of Operations, presents the limited operations of the parent company after deconsolidation: during that period there was no cash flow from operations or financing activities, as the expenses of the parent company were simply added to accounts payable and accrued expenses. There was, however, a dividend of $1,192,141 paid by Australian Winha to a wholly-owned subsidiary of the Company, which increased cash and cash equivalents in that amount.
The cash flows for the six months ended September 30, 2016 were realized primarily by Zhongshan Winha in that six month period. During the six months ended September 30, 2016, our operations yielded $8,303,266 in net income but only provided cash totaling $951,300. The discrepancy between net income and cash was primarily due to our pre-payment of $5,525,358 to lease farm land over the next several years. In addition, our  accounts receivable increased by $2,460,650 during that period, and the balance of advances from customers decreased by $739,182, all of which was partially offset by a reduction of $942,652 in our inventory.

We received loans of $370,605 from a stockholder who paid our professional fees in the United States and in Australia during the six months ended September 30, 2016, which is classified as a financing activity for the six months ended September 30, 2016. With a portion of these loans, we paid expenses of $304,452 related to listing on the ASX. During the six months ended September 30, 2016, we also satisfied the outstanding convertible debt issued by our Australian subsidiary to the three independent individuals by payment of $5,435,466. As a result, net cash used in financing activities for the six months ended September 30, 2016 was $5,064,861.
With the cash from operations and financing activities, we used $10,397,016 to purchase fixed assets during the six months ended September 30, 2016, which was classified as cash used in investing activities. This purchase primarily consisted of the fruit orchard located on the farmland that we leased during the same period.
Winha Commerce and Trade International Limited ("Australian Winha")
The following summarizes the balance sheet of Australian Winha at September 30, 2017:
At Sept. 30, 2017
Current Assets:
Cash and cash equivalents	$15,947,427
Accounts receivable	9,714,471
Inventory	722,128
Prepaid expenses	1,381,148
Other	450,768
Deferred tax asset	1,916,220
Total current assets	30,132,162
Property, plant and equipment, net	5,649,672
Long-term investment	599,859
Prepaid expenses - noncurrent	1,438,568
Other	230,676
Total assets	$38,050,937
Current liabilities:
Accounts payable and accrued expenses	$293,099
Advances from customers	257,449
Taxes payable	1,547,855
Loan from shareholders	259,334
Total liabilities	2,357,737
Shareholders' equity	35,693,200
Total liabilities and shareholders' equity	$38,050,937

During the six months ended September 30, 2017 Australian Wonhe generated $5,353,530 in cash from operations. This exceeded net income for that period by $755,863, primarily because of the company's reduction in the balance of its accounts receivable.
Australian Winha's contributed $103,000 in cash to its minority-owned subsidiary, which was its only use of cash for investing purposes during the six months ended September 30, 2017. Its only financing activities during that period, other than payment of dividends, was a borrowing of $177,000. Australian Winha paid $2.6 million in dividends during the six months ended September 30, 2017.

Transfer of Cash
According to PRC laws and regulations, in the event that we need to finance our PRC operations in the future, we are allowed to provide funding by means of capital contributions through Australian Winha to Shenzhen Winha and/or loans to Zhongshan Winha. The loans would be subject to applicable government registration and approval requirements. We may not be able to complete the registration or obtain these government approvals on a timely basis. If we fail to complete such registration or receive such approvals, our ability to finance our PRC operations may be negatively affected, which could adversely affect the operating company's liquidity and its ability to fund and expand its business.
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
The PRC operating companies currently intend to reinvest their earnings in expanding operations and currently have no plans to pay any dividends.
Critical Accounting Policies and Estimates
In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the quarter ended September 30, 2017, there were no estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.
Impact of Accounting Pronouncements
There were no recent accounting pronouncements that have or will have a material effect on the Company's financial position or results of operations.

Off Balance Sheet Transactions
We do not currently have any off-balance sheet arrangements.
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of September 30, 2017.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's system of disclosure controls and procedures was not effective as of September 30, 2017.

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

(a) Unregistered sales of equity securities
The Company did not effect any unregistered sale of securities during the second quarter of fiscal year 2018.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of fiscal year 2018.

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
WINHA INTERNATIONAL GROUP LIMITED.

Date: November 20, 2017	By:	/s/ Fuxiao Shi
Fuxiao Shi, Chief Executive Officer, Chief Financial and Accounting Officer